Form 10QSB
period 1996-03-31
CET ENVIRONMENTAL SERVICES INC
filed 1996-05-14
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                       Commission File Number:  1-13852

                        CET ENVIRONMENTAL SERVICES, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          California                                   33-0285964
- - -------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    14761 Bentley Circle, Tustin, CA 92680
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

                               (714) 505-1800
                          --------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X             No___

As of May 13, 1996, 5,066,537 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


PART I.
ITEM 1.  FINANCIAL STATEMENTS

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS

ASSETS

                                           MARCH 31,        DECEMBER 31,
                                             1996               1995
                                          (UNAUDITED)       (UNAUDITED)

CURRENT ASSETS:
 Cash                                      $  610,116       $   476,655
 Accounts receivable, less allowance
 for doubtful accounts of $172,358
 in 1996 and $135,404 in 1995               8,907,008        13,356,823

 Contracts in process                       6,898,025         6,791,490

 Prepaid expenses and other
 current assets                               923,673         1,198,241
                                          -----------       -----------
      Total Current Assets                 17,338,822        21,823,209

EQUIPMENT AND IMPROVEMENTS, NET             4,323,019         3,983,902

OTHER ASSETS                                  525,040           478,740
                                          -----------       -----------
                                          $22,186,881       $26,285,851
                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


CET ENVIRONMENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                           MARCH 31,        DECEMBER 31,
                                             1996               1995
                                          (UNAUDITED)       (UNAUDITED)

CURRENT LIABILITIES:
  Note payable - line of credit           $   865,079       $ 2,424,836
  Subordinated notes payable                  471,800           682,425
  Accounts payable                          3,344,861         7,857,824
  Accrued expenses                          3,945,531         2,358,983
  Current portion of long-term
   debt and capital lease obligations         399,219           535,751
                                          -----------       -----------
      Total current liabilities             9,026,490        13,859,819

 DEFERRED INCOME TAXES                         37,282            37,282

 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                               1,580,561         1,356,650

COMMITMENTS AND CONTINGENT LIABILITIES           --                --

STOCKHOLDERS' EQUITY:
  Common stock (no par value) -
   authorized 20,000,000 shares;
   issued and outstanding 5,066,537
   shares in 1996 and 1995                  6,165,977         6,165,977
  Paid-in capital                             666,474           645,175
  Retained earnings                         4,710,097         4,220,948
                                          -----------       -----------
     Total stockholders' equity            11,542,548        11,032,100
                                          -----------       -----------
                                          $22,186,881       $26,285,851
                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF INCOME

                                           THREE MONTHS ENDED MARCH 31,
                                             1996               1995
                                          (UNAUDITED)       (UNAUDITED)

PROJECT REVENUE                           $12,995,880       $ 6,665,529

PROJECT COSTS:
  Direct                                    8,924,989         4,662,458
  Indirect                                  1,572,545           775,973
                                          -----------       -----------
                                           10,497,534         5,438,431
                                          -----------       -----------
     Gross profit                           2,498,346         1,227,098
                                          -----------       -----------
OTHER OPERATING EXPENSES (INCOME)
  Selling                                     811,936           359,140
  General and administrative                  805,973           332,331
  Amortization of excess of
   acquired net assets in excess of
   cost                                          --             (92,028)
                                          -----------       -----------
                                            1,617,909           599,443
                                          -----------       -----------
     Operating income                         880,437           627,655
                                          -----------       -----------
OTHER INCOME (EXPENSE), NET                   (65,288)          (52,445)

  Income before taxes on income               815,149           575,210
  Taxes on income                             326,000             8,628
                                          -----------       -----------
NET INCOME                                $   489,149       $   566,582
                                          ===========       ===========
Weighted average number of shares
  outstanding                               5,072,993         3,677,044
                                          ===========       ===========
Net income per common share               $      0.10
                                          ===========

PRO FORMA INFORMATION <NOTE 4>
  Historical income before taxes on
   income                                                   $   575,210
  Pro forma income taxes                                        193,262
                                                            -----------
  Pro forma net income                                      $   381,948
                                                            ===========
  Pro forma net income per common share                     $      0.10
                                                            ===========

The accompanying notes are an integral part of these financial statements.


CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED MARCH 31,
                                             1996               1995
                                          (UNAUDITED)       (UNAUDITED)

INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                               $   489,149       $   566,582
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization             267,059            77,502
    Amortization of acquired net
     assets in excess of cost                    --             (92,028)
    Provision for bad debts                    36,954            22,563
    Employee stock option plan                 21,299              --
    Changes in operating assets and
     liabilities:
      Decrease (Increase) in accounts
       receivable                           4,412,861        (1,150,384)
      Increase in contracts in process       (106,535)         (843,164)
      Decrease (Increase) in prepaid
       expenses and other assets              228,268          (249,302)
      (Decrease) Increase in accounts
       payable and accrued expenses        (2,926,415)        1,216,252
                                          -----------       -----------
        Net cash provided by (used in)
        operating activities                2,422,640          (451,979)
                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                      (398,757)         (491,837)
                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of subordinated
   and long-term debt                            --             750,000
  Payments on long-term debt and capital
   lease obligations                         (120,040)          (46,072)
  Borrowings from related party trust
   fund                                          --             150,000
  Proceeds from credit line loan,
   net of payments                         (1,559,757)          176,488
  Payments on loans from shareholders        (210,625)             --
  Distributions paid                             --             (13,500)
                                          -----------       -----------
        Net cash used by financing
        activities                         (1,890,422)        1,016,916
                                          -----------       -----------
INCREASE IN CASH                              133,461            73,100

Cash at the beginning of period               476,655           431,955
                                          -----------       -----------
Cash at end of period                     $   610,116       $   505,055
                                          ===========       ===========
The accompanying notes are an integral part of these financial statements.


CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED MARCH 31,
                                             1996               1995
                                          (UNAUDITED)       (UNAUDITED)

Supplemental disclosures to cash
 flow information:
   Cash paid during the period:
    Interest                              $   101,699       $    61,478
                                          ===========       ===========
    Income taxes                          $   605,445       $      --
                                          ===========       ===========
Capital lease and equipment financing
  obligations incurred                    $   207,419       $    76,625
                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


CET ENVIRONMENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996 (UNAUDITED)

NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

NOTE 2. The Company maintains a $6,000,000 line of credit with Union Bank which replaced the previous banking relationship with Comerica Bank.

NOTE 3. On July 20, 1995, the Company completed its initial public offering of 1,380,000 shares of common stock at $5.00 per share. The net proceeds to the Company after sales commissions and other offering-related costs was approximately $5.8 million.

NOTE 4. The Pro Forma Statement of Income reflects the Company's operations as if it were a "C" Corporation for the three months ended March 31, 1995.
The Company converted from an "S" Corporation to a "C" Corporation on June 15, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Project revenue for the first quarter of 1996 was $12,995,880, an increase of 95.0% or $6,330,351 from $6,665,529 for the first quarter of 1995 due to the growth of the commercial business in all office locations. The composition of revenues also changed between the first quarter of 1995 and the first quarter of 1996. In the first quarter of 1995, 33.7% of total project revenue or $2,244,083 was derived from one contract with the U. S. Environmental
Protection Agency.   In the first quarter of 1996, the revenue from this
contract was $1,978,534 or 15.2% of total project revenue.

Gross profit increased 103.6% between the first quarter of 1995 and the first quarter of 1996. The improvement in the gross profit margin reflects an increase in commercial business where the Company is able to obtain higher gross profit margins. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. Net income was $489,149 for the first quarter of 1996, an increase of 28.1%, from $381,948 for the first quarter of 1995.

Selling expenses for the first quarter of 1996 increased by $452,796 from the first quarter of 1995 due to additional sales professionals resulting from management's commitment to a formal sales/bid and proposal staff. Selling expense was 6.2% of project revenues for the first quarter of 1996 and was 5.4% of project revenue for the first quarter of 1995.

General and administrative expenses for the first quarter of 1996 increased by $473,642 from the first quarter of 1995 primarily due to increases in personnel and insurance costs. General and administrative expenses were 6.2% of project revenues for the first quarter of 1996 and 5.0% of project revenues for the first quarter of 1995.

Interest expense for the first quarter of 1996 increased $3,845 from the first quarter of 1995. The increase is due primarily to borrowings from the Company's line of credit and equipment loans.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continuing to recognize compensation expense under existing accounting pronouncements and to provide pro forma disclosures of net income and, if presented, income per share, as if the above mentioned fair method of accounting were used in determining compensation expense. Additionally, the statement requires that all equity awards granted to nonemployees such as suppliers of goods and services be recognized based on fair value. The Company was required to adopt this statement during the first quarter of 1996 and has elected to account for employee stock compensation plans under the existing accounting pronouncement, APB Opinion 25, "Accounting for Stock Issued to Employees."

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company was in a strong financial condition with working capital of $8,312,332 as compared to working capital of $7,963,390 as of December 31, 1995. The increase was primarily due to the receipt of approximately $5,810,000 in net proceeds from the Company's initial public offering, which was closed during July 1995, which enabled the Company to decrease the overall amount of debt outstanding.

A total amount of $210,625 of the remaining balance of $682,425 of the subordinated notes payable outstanding at December 31, 1995 was paid off at the March 1, 1996 maturity date. The remaining balance $ 471,800 was rolled over into new notes due in one year with interest payable monthly at 10 percent.

In March 1996, the Company established a $6,000,000 revolving line of credit with Union Bank which replaced the previous banking relationship with Comerica Bank. The new line of credit provides more favorable accounts receivable flexibility and, coupled with the increased borrowing capacity, is sufficient to satisfy the Company's immediate working capital requirements.

On February 9, 1996, the SEC declared effective a registration statement on Form SB-2, which the Company had previously filed, to register 402,537 shares of common stock for sale by certain stockholders ("Selling Shareholders") which shares have been "restricted securities" as defined in Rule 144 under the Securities Act of 1933. None of the proceeds from the sale of the common stock by the Selling Shareholders will be received by the Company.

Management believes that funds provided from operations and the short term line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital, and any leases will be short term.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CET ENVIRONMENTAL SERVICES, INC.

                                     By:/s/ Steven H. Davis
                                        Steven H. Davis
                                        President

                                     By:/s/ Keith J. Conti
                                        Keith J. Conti
                                        Chief Accounting Officer
Date: May 14, 1996
                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- - -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically