Form 10KSB/A
period 1995-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1996-07-18
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year ended:  DECEMBER 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 1-13852

                         CET ENVIRONMENTAL SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            CALIFORNIA                                         33-0285964
- -------------------------------                         ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer Identi-
Incorporation or Organization)                              fication Number)

                 14761 BENTLEY CIRCLE, TUSTIN, CALIFORNIA  92680
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (714) 505-1800
Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---       ---

As of March 25, 1996, 5,066,537 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16,100,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State Issuer's revenues for its most recent fiscal year:  $47,871,972

Documents incorporated by reference: NONE.

                                                                       (PF61.ka)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

     The Company was incorporated in February 1988 under the name "Thorne Environmental, Inc." to conduct business in environmental consulting, engineering, remediation and construction. The Company's initial growth resulted from its successful performance of emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government. The Company has since developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North and South America and the Trust Territory of the Pacific Islands. The Company was purchased by its existing majority shareholders in November 1991, and for the last four years has engaged in a program of expansion through internal client development and add-on contracts, the acquisition of personnel and assets in desirable geographic locations, and the acquisition of smaller companies involved with target growth technologies. The Company has built a large backlog of government work through the award of several multi-year contracts with the Department of Defense, Department of Energy and the Environmental Protection Agency. The Company has achieved and maintains a balance between its commercial and government sector business through an aggressive industrial marketing strategy. To date, the Company has performed remediation services for both public and private sector customers at more than 250 sites.

     The Company's strategy has been to distinguish itself in the market by providing full service environmental contracting, municipal and industrial water and wastewater treatment, and emergency response services. Through several major government contracts and a diversified commercial client base, the Company provides turnkey waste management for a complete range of water, soil, and air pollution issues. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, low temperature thermal desorption, soil washing and groundwater remediation systems. The Company also offers a broad range of services in support of municipal drinking water and sewage treatment, military base closures, defense industry conversions, and other operations with significant environmental components. The Company also cleans, tests and removes aboveground and underground storage. The Company believes it has gained a solid reputation for promptly providing cost effective and innovative remediation solutions.

     The Company's corporate headquarters is located in Tustin, California, with additional offices in Emeryville, California; Portland, Oregon; Edmonds, Washington; Denver, Colorado; Phoenix, Arizona; Tucson, Arizona; St. Louis, Missouri; Houston, Texas; New Orleans, Louisiana; Jackson, Mississippi; Mobile, Alabama; Atlanta, Georgia; Kansas City, Missouri; and Sao Paulo, Brazil.

     In July 1995, the Company completed an initial public offering of 1,200,000 shares of its Common Stock, and in August 1995, sold an additional 180,000 shares pursuant to an over-allotment option. The net proceeds to the Company from the public offering was approximately $5,800,000.

     On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's Common Stock. En-Tech is engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provides services in both the public and private sectors. En-Tech is based in Georgetown, Colorado, and employs approximately 20 persons. En-Tech was merged into the Company effective March 15, 1996.

     Unless the context otherwise requires, the Company and En-Tech are referred to collectively herein as the "Company."

THE ENVIRONMENTAL REMEDIATION INDUSTRY

     Environmental Business International, Inc. ("EBI") estimates that the total United States environmental services industry is currently generating revenues in excess of $130 billion per year and that the remediation industry accounts for over $9.3 billion per year. Driven largely by legislation passed during the late 1970s and early 1980s in response to widespread public concern regarding clean air and water, the environmental remediation services business has grown rapidly during the past decade. The Company is involved primarily in the remediation segment of the environmental services industry that is focused on cleanup of existing environmental problems.

     Arising in response to the 1980 CERCLA ("Superfund") legislation, the remediation services business grew quickly. A study by the Waste Management and Education Research and Educational Institute at the University of Tennessee, Knoxville, has estimated the total cost of cleaning up America's worst hazardous toxic waste sites as high as $750 billion in 1990 dollars. This revenue is divided among six major regulation-driven sectors, including Superfund (federally funded) programs, state-funded programs, federal facilities programs (primarily Department of Energy and Department of Defense), UST removals, private remediation programs and hazardous waste management facility corrective actions. Federal facilities cleanup programs have become an increasingly important sector of the business as a result of active military base and other facilities closure. According to reports published in the Winter 1994 edition of the industry journal GROUND WATER MONITORING AND REMEDIATION, the Department of Defense spent approximately $1.6 billion and the Department of Energy spent approximately $5.3 billion for environmental remediation in fiscal 1993.

     The remediation business consists of three phases: site assessment, remediation program design and the actual site remediation. The first phase is largely investigative and can involve substantial chemical analysis to understand the nature and extent of the problem. The design phase involves detailed engineering to develop the optimal solution for cleaning the site. The third phase is the true implementation of the site remediation plan and involves various on-site treatment procedures for contaminated materials or the excavation and containment or off-site transportation of toxic materials. The Company provides an extensive full-service offering in all phases of contaminated site remediation.

     Innovative on-site remediation technologies are in high demand to provide an alternative to off-site disposal of hazardous waste. On-site technologies such as bioremediation, bioventing, vapor extraction, gas/air sparging, low temperature thermal desorption, chemical fixation and soil washing are gaining wide-spread regulatory acceptance. The Company strives to utilize these remediation techniques more efficiently than its competitors.

     Responding to emergency spills or leaks of contaminants by petroleum companies, by state or federal agencies or commercial treaters and haulers of hazardous materials is another important segment of the environmental remediation services industry. Emergency situations can involve the use of various containment and treatment techniques. Providers of these services must be able to handle these sorts of problems on a stand-by basis, due to public concerns and publicity regarding hazardous material spills. The federal government routinely contracts with private parties to maintain fast response capabilities to deal with these sorts of problems.

ORGANIZATION OF THE COMPANY

     The Company is organized by function, with most remediation projects requiring a multi-disciplinary approach that involves more than one department. For example, a major remediation system installation can require the coordination of the Company's Construction (148 persons), Engineering (20 persons), Geology (19 persons), Finance (22 persons), Laboratory (3 persons), Administration (50 persons), and Sales (24 persons) and Project Managers (37 persons). The Company utilizes the following resources to provide turnkey environmental remediation services to its customers:

     - Registered engineers, geologists and earth scientists for performing investigations and remediation feasibility studies.

     - In-house laboratory facilities for evaluating water treatment techniques, numerous remedial technologies, monitoring ongoing projects, and accelerating remediation.

     - Engineers, earth scientists and construction managers to design remediation systems from the conceptual stage through final design.

     - A team of certified water treatment system operators to provide design, construction, consultation and operation for municipal, industrial, and mining wastewater treatment.

     - Specialized software to integrate geological, hydrogeological and analytical data for modeling groundwater and contaminant plumes, generating risk assessment maps and optimizing remediation system design parameters.

     - Manpower and equipment for performing site clearance such as removal of structures and debris.

     - Manpower and equipment for performing site preparation such as excavation, grading, berming and hauling soil; removal of obstacles, i.e., drums, transformers, USTs and piping; and dismantling ASTs.

     - Manpower and equipment for erecting or installing remediation equipment, support buildings and enclosures for remediation of contaminated soil, water, sludge or sediment.

     - Manpower and equipment for performing planned and emergency cleanups, including:

          - Lab packing and disposal of caustics, flammable materials, heavy metals, polychlorinated biphenyls ("PCBs") and asbestos.

          -    Neutralization/detoxification.

          -    Waste minimization/recycling.

          - Waste segregation and analysis of hazardous and non-hazardous waste liquids, soils, sludges and sediments.

          -    Installation of liners and caps for waste disposal facilities.

          - Facility decontamination using a variety of structural decontamination technologies.

SERVICES AND PRODUCTS PROVIDED BY THE COMPANY

     The Company provides full turnkey services for environmental remediation of hazardous and toxic waste on a planned and emergency basis. By offering turnkey services, the Company believes it enjoys a competitive advantage in soliciting new customers, as well as in obtaining follow-on contracts that may be tangential or unrelated to the original scope of work.

     Customers contractually engage the Company to accomplish some or all of the following tasks:

     -    Phase I Site Assessments

     -    Site Characterizations

     -    Remedial Investigations/Feasibility Studies

     -    Interim Remedial Management Programs

     -    Health Risk Assessments

     -    Remedial Action Plans

     -    Remedial Design and Construction

     -    Underground Storage Tank Management and Removal

     -    Regulatory Agency Coordination and Maintenance

     -    Remediation System Operation and Maintenance

     -    Facility Decontamination, Demolition and Site Restoration

     -    Emergency Response Cleanup Services

     REMEDIATION SERVICES. The Company believes it has a solid reputation for responsiveness and technical excellence in providing turnkey remediation services such as design, construction, operation and maintenance for a variety of innovative technologies, including:

     -    Bioremediation/Bioventing

     -    Vapor Extraction

     -    Gas/Air Sparging

     -    Low Temperature Thermal Desorption

     -    Chemical Fixation

     -    Soil Washing

     -    Groundwater Remediation Systems

     WATER AND WASTEWATER TREATMENT. The Company, through its EN-TECH division, has gained a vast and comprehensive body of experience in performing the range of both traditional and innovative water treatment system services. These services range from laboratory treatability studies to construction management and from conceptual design to operation and maintenance.

The following treatment technologies are currently being used successfully by Company personnel in the performance of municipal and industrial wastewater treatment projects:

          -    Filtration               -    Ultraviolet treatment
          -    Chemical precipitation   -    Dissolved air
          -    Reverse osmosis          -    Recirculated air
          -    Ion exchange             -    Activated sludge

     BIOREMEDIATION AND BIOVENTING. Bioremediation has become a preferred remediation option because it is relatively inexpensive to implement compared with other treatment technologies and is generally 25 to 50 percent of the cost of off-site disposal. More importantly, the contaminants are destroyed, thereby eliminating future liability and providing an environmentally sound solution. A type of bioremediation technique that can be designed as an IN SITU or EX SITU treatment process is bioventing. Bioventing is the process of delivering oxygen by forced air movement through contaminated unsaturated soils in order to stimulate the aerobic biodegradation of the contaminants. Air flow can be provided by either air injection or vacuum extraction. The process frequently results in volatization of volatile organics and soil venting. With proper design, the process is efficient and cost effective for the remediation of petroleum hydrocarbon contamination. The Company was one of the first organizations to apply bioventing technology in the western United States.

     VAPOR EXTRACTION. Vapor extraction is an effective tool for the IN SITU removal of liquid, residual and vapor phase volatile and some semi-volatile organic compounds ("VOCs") from subsurface soils as well as liquid phase VOCs floating on the groundwater. Vacuum extraction technology has been successfully implemented at EPA Superfund sites nationwide. It involves the removal of VOC vapors from subsurface soil by inducing a vacuum at an extraction well at the points of maximum soil contamination through the use of vacuum pumps and blowers. As the air flows through the soil void space, liquid hydrocarbons are volatilized and the vapors are purged from the soils into the extraction wells and fed into the treatment unit. The Company has successfully installed and operated vapor extraction systems for the remediation of soil contaminated with VOCs and was the first to receive a Various Location Permit from the South Coast Air Quality Management District ("SCAQMD"), one of the nation's most stringent air quality regulatory agency. The Various Location Permits obtained by the Company provide substantial flexibility and cost savings since the permitting process for its units has been completed.

     GAS/AIR SPARGING. Gas/air sparging involves the injection of air or inert (contaminant-free) gas under pressure into contaminated soils below the water table. The injected gas forms air pockets that migrate horizontally and vertically away from the injection well. The injected gas contacts contaminated soils and groundwater, stripping the contaminants into the vapor phase. As volatilized contaminants rise to the unsaturated zone, they are recovered using a vapor extraction system. Using this combined technique, gas sparging can effectively remediate VOCs in both soils and groundwater IN SITU. The Company has effectively used gas/air sparging at a variety of sites as an alternative to groundwater extraction and treatment. Currently, the Company is responsible for the design, installation, operation and maintenance of a groundwater air sparging system which involves more than 100 dual-purpose wells to remediate a 40-acre petroleum hydrocarbon and trichloroethene contamination plume at a former refinery site. The system is anticipated to operate for five years.

     HIGH TEMPERATURE THERMAL DESORPTION. High temperature thermal desorption ("HTTD") is a method in which soils and sludges contaminated with petroleum hydrocarbons, pesticides and chlorinated solvents are heated. The volatilized contaminants are then removed using air, steam or combustion gases. The Company owns and operates an HTTD system that is permitted in Arizona and applications for permits are underway in several other states. The Company's HTTD system is constructed to effectively clean soils contaminated with gasoline, diesel fuel, kerosene, jet fuels, motor oils, lubricating oils as well as hazardous substances such as pesticides and chlorinated solvents. The HTTD system has a variable feed rate of between 5 and 15 tons per hour depending on the type of soil, contaminant concentration and the moisture content. HTTD has received strong regulatory and public acceptance because quality assurance can be maintained throughout the EX SITU treatment process.

     CHEMICAL FIXATION. The chemical fixation process utilizes a two-part, inorganic chemical system that reacts with polyvalent metal ions and selected other waste components for treatment of inorganic hazardous waste. The process is based on the reaction between sulfides, silicates and silicate setting agents that respond in a controlled manner to produce a solid matrix. The advantages of chemical fixation include a cost savings of one-third to one-fifth the cost of excavation and off-site disposal, a favorable regulatory climate and the capability of allowing soil impacted with heavy metals to remain on-site after treatment or be disposed as non-hazardous waste. Chemical fixation is typically applied to metal contaminated soil, sludge, ash, sandblast grit, autoshredder fluff and baghouse dust. The Company has developed a large data base of reactions as a function of contaminants and soil types. This data base is used to optimize the additives for a particular situation. Using this data base and samples of the contaminated soil, the process can be tried on a bench-scale basis to empirically demonstrate its effectiveness. The Company tailors the process to the contaminants and soils involved with the specific site. A major advantage of the Company's approach is that the Company develops specific applications to suit different soil types and contamination.

     SOIL WASHING. Heavy metals may also be extracted from the soil through the process of soil washing. Soil washing consists of physically transferring contaminants in soil into a solvent waste stream for subsequent treatment. The resulting non-contaminated soil can then be returned to its original location without further treatment. Soil washing is coupled with water treatment designed to generate water of an acceptable quality for reuse or discharge. Depending on the nature of the contaminants removed, water treatment may be accomplished using gravity separation, coagulation and precipitation, adsorption or any other appropriate means. The Company provides soil washing for a range of organic contaminants, including PCBs, pentachlorophenol ("PCP"), pesticides and fuel oil waste.

     GROUNDWATER REMEDIATION SYSTEMS. Remediation of contaminated groundwater is complex and often difficult to resolve. Most groundwater contamination is the result of improper discharges or uncontrolled releases to soil which have, over a period of time, migrated into underlying groundwater. The treatment processes for remediating groundwater contamination fall into two general categories: EX SITU and IN SITU treatment methods.

     The Company has used the following ex situ treatment methods:

          FREE-PRODUCT EXTRACTION. Petroleum product floating on the surface of groundwater is extracted from the groundwater to limit the migration of a free product plume. Two primary methods are used to extract the product from the subsurface: total fluid pumps and selective oil skimmers. Total fluid pumps are effective when the thickness of free product is large. The total fluid pumps "pull" the contamination toward the extraction wells' zones of influence. The free product (and potentially groundwater) are then pumped to a settling tank and the free product is separated and recycled. When the thickness of floating product is not very deep, selective oil skimmers are generally used. Floats in the skimmers allow the pumps to seek the interface between the water and the free product by discerning the two specific gravities, thereby allowing pumps to remove only the floating product.

          ACTIVATED CARBON ADSORPTION. Activated carbon adsorption of organic waste materials from groundwater is one of the most commonly applied groundwater treatment processes. Organic compounds dissolved in water can diffuse into the pores of the activated carbon and adsorb onto the carbon surface. The affinity of each organic molecule for carbon varies depending upon the molecular weight and solubility in water. Organics that are less soluble and have greater molecular weight tend to have a greater affinity for carbon and can thus be removed at lower cost. Activated carbon adsorption is most effective when concentrations are low and inorganic compounds are minimal.

          AIR STRIPPING. A commonly employed process for removing dissolved VOCs from groundwater is air stripping, in which the groundwater is brought into contact with a counter-current of air. The process is normally performed using a packed column, with the groundwater sprayed on the top of the packing, through which it percolates and is contacted by an up-flow of air. The air containing VOCs is then decontaminated using an activated carbon operating in the vapor phase. Generally, less activated carbon is consumed using air stripping with vapor-phase carbon as compared with liquid-phase carbon for the same quantity of groundwater. This is due to the higher concentrations of organic material in the air stripper vapor and the greater affinity for VOCs in the vapor phase as compared with VOCs in the liquid phase.

          BIOREACTORS. Surface bioreactors are another form of treatment of water contaminated with organic chemicals. The design is frequently site specific due to the sensitivity of treatment response to site-specific properties, physical-chemical interactions and microbial consortium. Bioreactors consist of two basic designs: suspended growth and fix film. The microorganisms are suspended in the liquid in the suspended-growth bioreactors and are on or within a solid medium in the fix-film bioreactors. Suspended-growth bioreactors can be designed as batch, plug flow or continuously-stirred reactor. Fix-film bioreactors can be designed as fixed beds, fluidized beds or rotating media.

          ADVANCED OXIDATION TECHNOLOGIES (ULTRAVIOLET AND OZONE). In some cases, partial or complete destruction of dissolved organics or chlorinated solvents can be obtained with chemical or photochemical oxidation. There are a number of variations of this process which utilize ozone, hydrogen peroxide or chlorine dioxide as oxidants, often using ultraviolet light (UV) as the catalyst. UV and ozone have been especially effective for destruction of chlorinated organics. Depending upon process conditions, there is complete conversion of organics to carbon dioxide and water or partial conversion to a combination of ketones, alcohols and carboxylic acids, which can then be treated with biological processing.

          A greater emphasis is currently being placed on the use and development of IN SITU methods for treating groundwater due to their effectiveness and lower costs. The Company has used the following IN SITU methods:

          -    Gas/Air Sparging

          -    Bioremediation

          -    Physical/Chemical Treatment

          Sites impacted by multiple contaminants often require a combination of remedial technologies to maximize treatment effectiveness. A significant percentage of remediation costs can be attributed to system operation and maintenance over the course of the project. Therefore, a greater initial capital investment on additional remediation technology can often result in overall project savings due to the shortened treatment times. The Company does not promote a single technology, but recommends the remediation methods that provide the most cost-effective and timely mitigation.

     FACILITY CONSTRUCTION, MAINTENANCE AND CLOSURE SERVICES. In addition to remediation of soil and groundwater, the Company provides services related to facilities that have contaminated surrounding areas or have the potential to do so. The Company has completed a variety of projects related to construction, maintenance and closure/site restoration of facilities including:

     -    Mechanical Maintenance and Construction

     -    Facility Decontamination and Demolition

     -    Waste Area Closures

     -    Drum Removals

     -    Lab Packing and Waste Services

     -    Excavation, Transport and Disposal of Waste

     MECHANICAL MAINTENANCE AND CONSTRUCTION. The Company provides general mechanical contracting services for facilities, including the repair, construction and removal of:

          -    Process Piping

          -    Aviation Fuel Systems

          -    USTs/ASTs

          -    Floating Roofs

          -    Boiler and Pressure Systems

     FACILITY DECONTAMINATION AND DEMOLITION. The Company has completed several large-scale demolitions for a variety of facilities including:

          -    Specialty Chemical Plants

          -    Large Wood Treating Facilities

          -    Multiple Plating Shops

          -    PCB-Contaminated Bunkers

          -    Metal and Oil Recycling Facilities

          -    Asphalt Plants

     WASTE AREA CLOSURES. The Company has demonstrated skill in the capping and closure of various facilities, ranging from soil and compacted clay covers to composite geosynthetic lining systems. The Company has demonstrated skills in the stabilization and solidification of waste materials and sludges.

     DRUM REMOVALS. The Company has extensive experience in remediating sites impacted by buried and abandoned drums. Experience has been gained at more than 100 sites, including more than 60 federal Superfund sites, and has involved:

          -    Locating

          -    Excavation

          -    Recontainerization

          -    Hazardous categorization

          -    Waste segregation

          -    Chemical neutralization

          -    Transport and disposal to CERCLA-approved facilities

     LAB PACKING AND WASTE SERVICES. The Company offers comprehensive waste management services from simple waste stream identification and disposal services to waste tracking and regulatory support to unknown materials characterization and designation. Typical projects include:

          -    Lab pack waste inventory and disposal

          -    Waste stream sampling, profiling and disposal

          -    Qualitative characterization of unknown compounds

          -    Regulatory support for waste determinations

     EXCAVATION, TRANSPORT AND DISPOSAL OF WASTE. The Company's excavation activities have ranged from the removal of a few cubic yards associated with small spills to treating 1.4 million cubic yards of contaminated soil in an EX SITU bioventing system. Excavations have been performed for:

          - Contaminated soil removal and off-site transportation and disposal

          -    UST removals

          -    Drum removals

          -    Trenching

          -    On-site low temperature thermal desorption

          -    On-site chemical fixation/solidification

          -    EX SITU bioremediation and bioventing

          -    Landfarming

          -    EX SITU vapor extraction

The Company's excavation expertise is complemented by its experience installing liners and capping of sites. The Company has installed high density polyethylene liners and barriers and capped sites to prevent migration of contaminants. The Company's construction superintendents and equipment operators work closely with project engineers and geologists to provide maximum effectiveness in removing contaminated soil.

     OPERATION AND MAINTENANCE SERVICES. Although a treatment process may be properly designed and constructed, successful remediation depends upon system operation and maintenance by trained, experienced staff. The Company provides not only the equipment, but services it on a long-term basis to see the remediation program through to completion. Most of the Company's remediation systems are installed with remote monitoring equipment so that the system can be efficiently monitored from a central location with operating information obtained and stored for later reference. The systems are serviced by in-house technicians and engineers. To control costs, visits to the site are made to perform preventive maintenance and to take quality assurance samples.

     Integral to successful system operation and maintenance of treatment systems, and ultimately the success of remediation, is system optimization which provides an engineering analysis of the system's performance. The Company provides periodic evaluations of system operating parameters to ensure the original design is performing to specification. If the monitoring results do not indicate that the desired result is occurring, the system is further analyzed to determine the problem and decide how to maximize performance.

CUSTOMERS

     The Company's customers include federal, state and local government agencies and commercial enterprises including Fortune 500 companies. The following is a representative list of the Company's past and present customers:

     PETROLEUM INDUSTRY
        Texaco                     Occidental Petroleum
        Unocal                     LASMO Oil and Gas, Inc.
        Tesoro                     Enron Oil Trading and Transportation
        Ultramar                   Exxon
     FINANCIAL
        First Interstate Bank      Bank of America
        Seafirst Bank              Bank One
        Wells Fargo Bank           Principal Financial Group
     CHEMICAL, MANUFACTURING, DISTRIBUTING
        Monsanto Chemical          Fleming
        Georgia Pacific            Pacific Gas & Electric
        Hewlett-Packard            Certified Grocers of California, Ltd.
     GOVERNMENT (FEDERAL AND STATE)
        U.S. EPA                   Oregon Department of Environmental Quality
        U.S. Corps of Engineers    Colorado Department of Health
        U.S. Navy                  Missouri Department of Natural Resources
        U.S. Dept. of Energy       Arizona Department of Environmental Quality

     The Company is the prime contractor for a six-year, $75 million Fixed Rate, Indefinite Quantity, Cost Plus Fixed Fee, Cost Plus Award Fee contract for the EPA to provide emergency response cleanup services ("ERCS") in EPA Regions IX and X, which include California, Hawaii, Nevada, Arizona, Washington, Oregon, Idaho, Alaska, Guam, American Samoa, Saipan and the Trust Territory of the Pacific Islands. Under the contract, which began March 1, 1991, the Company has received over 120 delivery orders to provide ERCS for oil, petroleum and hazardous substance releases in accordance with the provisions of the federal Clean Water Act ("CWA"), RCRA and Superfund legislation. The Company intends to bid for renewal of this contract which expires in the first quarter of 1997 and is considering bidding on contracts in other EPA regions. Based upon ratings and correspondence from the EPA, the Company believes it has developed a solid reputation and relationship with the EPA which could increase the likelihood of successfully obtaining one or more of the EPA's regional contracts to be awarded in the next couple of years. There is no assurance that this contract will be renewed. The Company also provides similar emergency response services to other governmental and commercial clients under various contracts on an as-needed basis.

     The Company is also a prime contractor on a three year, $25 million Pre-placed Remedial Action Contract with the Corps of Engineers, Omaha District. Under this contract, the Company is providing remedial actions at hazardous waste sites within the District's Midwest region. Delivery orders are in the planning stages.

     The Company is a subcontractor on a $50 million Pre-placed Remedial Action Contract with the Corps of Engineers, Sacramento District. Under this contract, the Company is providing remedial actions at hazardous waste sites within the
District's South Pacific Division, primarily California, Nevada and Utah.   Five
delivery orders are in the planning stages and include the construction of a treatment cell, excavating and transporting soil from various locations to the treatment cell, and lead-based paint abatement, removal and disposal of transformers and repair of concrete surfaces damaged by previous remedial action.

     Individual contracts with customers typically have an award value of $25,000 to $100,000 for the performance of specific tasks, and from $125,000 to $7,000,000 for comprehensive turnkey services. Geographically, the Company provides services to customers throughout the western United States and the Trust Territory of the Pacific Islands. The Company has recently opened offices in the Gulf Coast region of the United States to expand its service offerings to current customers in this region such as Bank of America, Boeing Support Services, Chevron USA, Henkel Corporation, Mobil Oil Corporation and
Ultramar, Inc., and to new customers.

     The Company has Master Service Agreements with LASMO Oil and Gas, Inc., Texaco, Unocal, Tesoro, Monsanto, Bank of America and Seafirst Bank as well as emergency response contracts with the State of Arizona, State of Missouri, Ryder Trucks, Yellow Freight Lines, Burlington Northern Railroad, Exxon, U.S. Coast Guard, United Parcel Service, Norfolk and Southern Railroad, Simplot and Cenex. Master Service Agreements and the emergency response contracts set forth the terms and conditions pursuant to which the Company would provide services in the future when needed or requested pursuant to a purchase order or request for services.

BUSINESS STRATEGY

     The Company plans to capitalize on the following trends:

     - On-site remediation is increasing, especially at large sites. Public opposition and regulatory resistance to incineration and landfilling will enhance the prospects for bioremediation, vapor extraction, thermal desorption and other innovative on-site technologies.

     - Privatization of drinking water and sewage treatment systems in the U.S. and internationally will provide a large and expanding opportunity throughout the decade and well into the next century.

     - Remediation at active industrial sites under the RCRA corrective action program represents an important private sector segment in an early stage of development.

     - Most government contracts require a defined percentage of the work be subcontracted to small business enterprise companies ("SBEs"), typically between 20 and 60 percent. The Company qualifies as an SBE under Standard Industrial Classification Code 8744, Environmental Remediation Services, by having less than 500 employees.

     The Company's strategy to capitalize on these trends emphasizes the following key elements:

     DIVERSIFICATION THROUGH CONTROLLED EXPANSION. The Company seeks growth and diversification by providing its services to additional industries and expansion into new geographical territories including Latin America. Management has identified several areas of interest for expansion including additional work in the areas of emergency response service to the U.S. Government, mining facility decommissioning and reclamation, and privatization of water treatment facilities throughout North and South America. For these reasons, the Company has recently opened offices in Kansas City, Missouri, Tucson, Arizona and Sao Paulo, Brazil.

     MIXTURE OF PUBLIC AND PRIVATE SECTOR WORK. The Company seeks to maintain a mix of government projects and private sector projects. Government projects can offer the advantage of multi-year scope of work but generally have lower gross margins. Private sector projects tend to have shorter time frames but offer opportunities for greater gross margins. Management plans to continue developing business opportunities in both sectors and would like to keep a balance between EPA and non-EPA work. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

     EMPHASIS ON RECURRING REVENUE. The Company seeks to expand its base of recurring revenue sources in order to mitigate the cyclical nature of the environmental remediation services industry. The Company is on appropriate approved-contractor lists with its major governmental customers and largest corporate customers whereby the Company is invited to bid on future environmental engineering/remediation projects. Inclusion on such lists is a result of the Company's having completed prior contracts to the satisfaction of these customers.

     COMMITMENT TO QUALITY. Management believes that the long-term success of the Company depends upon its reputation with customers and government regulators for performing top quality, turnkey environmental remediation services. The Company must continue to distinguish itself with private and government sector customers by maintaining competence in various state-of-the-art technology based remediation alternatives, by efficient and understandable documentation on accounting systems, and by efficient and effective job site performance.

     PROFESSIONAL MARKETING AND MANAGEMENT. The Company is committed to maintaining a professional marketing staff that understands the needs and requirements of its various customers, that can accurately evaluate requests for proposals and invitations to bid and that responds in a timely manner with high quality comprehensive formal proposals. It is critical that contractors understand the intricacies of the detailed and time-consuming process associated with bidding and managing projects for the federal government. The Company efficiently utilizes non-proprietary specialized software for job cost accounting and governmental contracts which help with both bidding and managing projects while keeping administrative costs down.

     STABLE WORK FORCE. The Company strives to maintain a stable work force of skilled professionals (engineers, etc.), professional managers (executive and supervisory levels), dedicated administrative personnel (accounting, contract administration, etc.), as well as trained and experienced laborers (transportation, construction and remediation). The Company seeks to attract and retain such employees by providing fair compensation, cash bonus incentives and a dynamic work environment. The Company maintains a comprehensive program for providing health and safety training related to hazardous material exposure, in full compliance with the highest standards set forth by federal and other applicable regulatory agencies. Management believes that the Company's stable and experienced work force has contributed, and will continue to contribute, to the Company's excellent safety record, which reduces insurance costs and should make doing business with the Company more inviting for current and prospective customers.

     OWNERSHIP OF EQUIPMENT. The Company attempts to purchase specialized emergency response and remediation equipment, thereby providing the Company with key business advantages, including reduced operating costs, greater flexibility in scheduling the use of resources (equipment, personnel, etc.) and greater reliability in meeting contractually defined performance timetables and deadlines. The Company typically rents non-specialized equipment such as backhoes and excavators.

MARKETING

     The Company has a dedicated marketing and sales staff of approximately 20 people, including sales professionals, proposal writers, technical editors, and project estimators. The sales process typically involves mailing of literature, follow-up communications, meetings, requests for proposals, project scoping, estimating and submittal of the proposal for specific projects. A significant portion of new business is derived from current customers seeking services for additional sites and new needs. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites.

     The Company has segregated its marketing efforts for the public and private sectors. The public sector proposal effort is managed by a Government Marketing Specialist with assistance from the Marketing Services Group. The Company pursues federal contracts which range from $5 to $70 million annually, as a prime contractor, especially if they are designated for SBEs. On larger opportunities, unless the Company is uniquely qualified such as with EPA work, the Company establishes teaming agreements with large engineering/construction firms that provide specific contract percentages if awarded.

     The marketing organization for the commercial business is primarily decentralized. Sales leads and customer relationships are developed on a regional basis by the Regional Manager, Project Manager or Business Development Manager.

     The Company's contracts are primarily obtained through competitive bidding and through negotiations with long-standing customers. The Company is typically invited to bid on projects undertaken by recurring customers who maintain pre-qualified contractor bid lists. Bidding activity, backlog and revenue resulting from the award of contracts to the Company vary significantly from period to period.

COMPETITION

     The environmental industry in the United States has developed rapidly since the passage of RCRA in 1976 and is highly competitive. The industry today is highly fragmented, with numerous small and medium sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.) and technological specialization (bioremediation, etc.).

     Because the Company operates in many segments of the environmental industry, the Company can adapt to changes in the marketplace by allocating its resources to the industry segment in which the business opportunities exist. Management believes that the keys to success in the industry today are service and capabilities. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex problems. The Company also plans to continue providing quality environmental remediation services to its customers.

     Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength, knowledge of local markets and conditions and estimating abilities. Management believes that the Company has competed and will continue to compete favorably on the basis of the foregoing factors. However, many of the Company's competitors have financial resources and facilities far greater than that of the Company. Additionally, at any time and from time to time the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges which will be posed by its competition in the future.

GOVERNMENT REGULATION

     The Company is presently regulated by a myriad of federal, state and local environmental and transportation regulatory agencies, including but not limited to the EPA, which regulates the generation and disposal of hazardous waste; the U.S. Department of Labor, which sets safety and training standards for workers; the U.S. Department of Transportation, which regulates transportation of hazardous materials and hazardous waste; and similar state and local agencies.

     The need for governments and business to comply with the complex scheme of federal and state regulations governing their operations is the market in which the Company operates, although the Company itself must operate under and in conformance with applicable federal and state laws and regulations. The Company attempts to pass the cost of compliance on to the customer through the prices paid by customers for the Company's services.

ENVIRONMENTAL LAWS

     Most environmental laws and regulations are promulgated by the U.S. Congress and federal departments and agencies. For example, the National Environmental Policy Act compels federal governmental agencies at all levels to make decisions with environmental consequences in mind. The EPA and the U.S. Occupational Safety and Health Administration ("OSHA") are responsible for protecting and monitoring certain natural resources (such as air, water and soil) and working conditions. These laws and regulations establish a comprehensive regulatory framework consisting of permitting processes, systems construction, monitoring and reporting procedures, and administrative, civil and criminal enforcement mechanisms.

     Many of the federal laws and regulations contemplate enforcement by state agencies and adoption by the states of similar environmental laws and regulations which must meet minimum federal requirements. In areas of environmental law where federal regulation is silent, the states may adopt their own environmental laws. As an example, some states monitor the transfer of real estate with potential environmental contamination by requiring the preparation of environmental assessments and disclosures of the findings of such assessments or the issuance of pre-transfer disclosure statements. Some states have also provided an environmental audit privilege whereby land owners undertaking such audits and disclosing the findings to the state will not be penalized for violations if they clean up the property.

     Local governments such as counties and municipalities may also enact and enforce environmental laws that address local concerns which may be more stringent than applicable state laws.

     The Company's ability to assist customers to comply with these environmental laws and regulations forms the basis for the current and future environmental consulting, engineering, remediation, laboratory and other services provided by the Company. Enforcement of such laws and regulations also leads to business for the Company. For example, the EPA has promulgated regulations that require the registration and upgrading of USTs that contain liquid petroleum or hazardous substances, and the reporting of leaks and cleanup of contamination from those USTs. The UST regulations have in turn been adopted by the states in forms no less strict than the federal regulations. To encourage compliance with UST regulations, some states have passed laws that provide for the creation of a fund to cover the costs of cleanup but condition access to the fund or the amount of the costs for which an owner can obtain fund reimbursement on the proper registration of the USTs or compliance with other regulatory requirements.

     The federal laws and regulations described below constitute the major actions that have caused industry growth in the consulting, engineering and remediation and analytical laboratory service industries.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA"). This legislation, as amended by the Superfund Amendments and Reauthorization Act of 1986, established the Superfund program to identify and clean up existing contaminated hazardous waste sites and other releases of hazardous substances into the environment. CERCLA in most instances imposes strict joint and several liability on certain hazardous substance generators, transporters and disposal facility owners and operators for the costs of removal or remedial action, other necessary response costs, damages for injury, destruction or loss of natural resources, and the costs of any health effects study. While federal funds of approximately $8.5 billion exist to pay for the cleanup, CERCLA gives the EPA authorization to compel private parties to undertake the cleanup and enforcement incentives including the imposition of penalties and punitive damages.

     RESOURCE CONSERVATION AND RECOVERY ACT OF 1976. RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides for the regulation of hazardous waste from the time of generation to its ultimate disposal as well as the regulation of persons engaged in generation, handling, transportation, treatment, storage and disposal of hazardous waste. Hydrocarbon-based hazardous waste as defined by RCRA can include leaked/spilled crude oil, refined oil, gasoline, kerosene and industrial solvents (used, for example, in the transportation and manufacturing industries). Hazardous waste also includes the by-products of virtually any business, including the production of plastics, pesticides, fertilizers, soaps, medicines, explosives, etc. These wastes can contain heavy metals, organic chemicals, dioxin, PCBs, cyanide and other toxic substances.

     The RCRA scheme includes both a permitting and a manifest tracking system for hazardous waste. With few exceptions, facilities that treat, store or dispose of hazardous waste must obtain an RCRA permit from the EPA or appropriate state agency authorized by the EPA to administer the RCRA program and must comply with certain operating, financial responsibility and disclosure requirements. Although most states have obtained authority to administer this program within their respective states, the applicable state regulations must be at least as stringent as the federal standards and the federal government retains enforcement authority. Regulations have been issued pursuant to RCRA in the following areas, among others: permitting assistance, remediation of environmental contamination associated with USTs, municipal solid waste disposal and land disposal of hazardous waste. HSWA has increased the number of hazardous waste generators subject to RCRA. HSWA also imposes land disposal restrictions on certain listed hazardous wastes which do not meet specified treatment standards, prescribes more stringent standards for hazardous waste disposal sites, sets standards for USTs, and provides for corrective action at or near sites of waste management units.

     EPA UST REGULATIONS. The EPA has mandated that USTs that are used to store gasoline, diesel fuel, fuel oil, waste oil and hazardous materials be registered with the appropriate state regulatory agency, designed or upgraded to meet construction and operational standards and monitored to insure against groundwater and soil contamination from leaking. Owners and operators are further required to report leaks and undertake appropriate corrective action, including testing and monitoring to identify the extent of the contamination, removal and disposal of contaminated soil, or on-site treatment of contaminated soil or groundwater. The EPA has delegated the administration of UST regulations to state agencies. To assist the remediation process when leaking USTs are identified, many state legislatures have created reimbursement programs funded by gasoline taxes or other taxes and fees.

     Another significant segment of the environmental industry results from EPA requirements for upgrading or eliminating storage tanks. RCRA mandates that by December 31, 1998, every single-walled UST in the United States be removed and replaced with a double-walled tank. Any environmental danger to the soil or water caused by leakage of a UST must also be remediated. According to the Environmental Business Report published by BTI Consulting Group, Inc., approximately 2,200,000 USTs containing petroleum products or hazardous chemicals are located in the United States. Over 1.6 million of these tanks are subject to federal regulations, and approximately 91 percent of those contain petroleum products. In order to comply with the December 1998 deadline, approximately 250,000 tanks must be removed each year through 1998. However, the greatest number of USTs replaced to date in a calendar year was approximately 80,000 during 1989. Thus, the Company anticipates that UST-related business opportunities will increase each year through 1998, and that a substantial number of UST owners then in violation of EPA mandates will provide business opportunities well into the start of the next decade. Management believes that the Company is well positioned in the niche market of removing and replacing USTs and performing remediation and construction services required in conjunction with UST replacement.

     CLEAN WATER ACT ("CWA"). The CWA established a system of standards, permits and enforcement procedures for the discharge of pollutants into navigable waters from industrial, municipal and other wastewater sources. Key areas for which regulations have been issued or are proposed include industrial wastewater pretreatment, surface water toxic control, wastewater sludge, disposal and storm water discharges. The CWA requires, under certain circumstances, pretreatment of industrial wastewater before discharge into municipal treatment facilities. These enforcement efforts by the EPA will prompt facility upgrading and control of industrial discharges. The EPA and delegated state agencies are placing some of the non-complying communities under enforcement schedules. In cases of noncompliance, the EPA may assess administrative penalties and may sue for court-ordered compliance and penalties. Some public funding is available to assist municipalities in complying with treatment requirements.

     SAFE DRINKING WATER ACT ("SDWA"). Under the SDWA and its subsequent reauthorization, the EPA is empowered to set drinking water standards for public water systems in the United States. The SDWA requires that the EPA set maximum permissible contamination levels for over 80 substances and also requires the EPA to establish a list every three years of contaminants that may cause adverse health effects and may require regulation. Enforcement responsibility is placed on the states and includes water supply systems monitoring. The SDWA also requires that the EPA set criteria for the use of treatment techniques including when filtration should be used for surface water supplies and when to require utilities to disinfect their water. The EPA regulations under the SDWA are expected to result in significant expenditures by public water systems for evaluation and, ultimately, for upgrading of many facilities.

     Bolstering federal laws are stringent state laws, such as California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Prop 65"), which took full legal effect in 1992. To cite just one facet of Prop 65, California's drinking water must not have concentrations of more than one part per billion of benzene. However, one tablespoon of gasoline contains enough benzene to render 50,000 gallons of water undrinkable by California's standards. To place the problem within a commercial context, an estimated one in four gas stations has a UST that is leaking, and a single leak can result in thousands of gallons of benzene-rich gasoline leaking into the watertable.

     OSHA AND OSHA REFORM ACT. OSHA has promulgated various regulations setting forth standards for disclosure of health hazards in the work place and for response thereto. The Hazard Communication Standard, for example, requires manufacturers and importers of chemicals to assess the hazards of their products and disclose the same through material data safety sheets and label warnings. In 1990, in an effort in part to create a self-funding administration, Congress increased the ceiling for certain OSHA-imposed penalties.

POTENTIAL LIABILITY AND INSURANCE

     The Company maintains quality assurance and quality control programs to reduce the risk of damage to persons and property. However, in providing environmental remediation services to the Company's customers, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses and fines and costs imposed by regulatory agencies. Furthermore, it is possible that one or more of the Company's customers may assert a claim against the Company for negligent performance of services. The Company's potential environmental liability arises, in part, because some of its services involve the cleanup of petroleum products and other hazardous substances for its customers. Many state and federal laws have been enacted regulating the use and cleanup of these substances and creating liability for environmental contamination caused by them. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as those injured by chemical contamination seek recovery for personal injuries or property damage under common law theories. While these developments in large part create the growing market for the Company's services, they also present a risk of liability should the Company itself be deemed responsible for contamination caused by a cleanup effort in any such case conducted by the Company for a customer or for an accident which occurs in the course of a cleanup effort.

     The scope of liability under existing law for environmental damage is potentially very broad and could apply to the Company in a number of ways. For example, the Company may be exposed to liability under CERCLA when it conducts a cleanup operation that results in a release of hazardous substances, or when it arranges for disposal of such substances. Other liabilities may arise if the Company creates or exacerbates a contamination problem through errors or omissions in its cleanup work, potentially giving rise to, among other things, tort actions for resulting damages and Superfund liability for any resulting cleanup. Finally, it is possible that one or more of the Company's customers will assert a claim against the Company for an allegedly incomplete or inadequate cleanup. These examples illustrate the Company's potential liabilities, but they are not exhaustive. Many state and federal environmental laws apply to the Company's activities, and the potential for liability exists depending on the circumstances and substances involved in each cleanup operation. Moreover, the law in this area is developing rapidly and is thus subject to considerable uncertainty.

     The Company has had no claim made against it by governmental agencies or third parties under environmental laws or regulations. The Company has had one claim made by a former customer related to the design of a remediation project. It has not established any reserves for potential liabilities as management of the Company, based on advice of counsel, believes that the Company will be successful in its defense of the claims. (See "LEGAL PROCEEDINGS.")

     The Company maintains comprehensive general liability insurance and worker's compensation insurance that provide $5 million of coverage each. In addition, the Company maintains pollution liability and errors and omissions insurance that provides $1 million of coverage each. Because there are various exclusions and retentions under the insurance policies described above, not all liabilities that may be incurred by the Company are likely to be covered by insurance. In addition, certain of the policies are "claims made" policies which only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, might not be covered by the policy. In the event the Company expands its services into a new market, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

     The market for liability insurance has been severely constrained in the past several years, due in part to high losses experienced by the insurance industry from environmental impairment liability claims, including claims associated with hazardous materials and toxic wastes. Consequently, the available insurance coverage for enterprises such as the Company has been reduced, eliminated entirely or priced beyond the reach of many companies. To date, the Company has been able to obtain any insurance required by a customer. However, there can be no assurance that the Company will be able to maintain adequate liability insurance in the future.

BONDING REQUIREMENTS

     Commercial remediation projects, as well as federal, state and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed and payment bonds guarantee that vendors will be paid for equipment and other purchases. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds and it should be assumed that the Company will continue to be required to obtain such bonds in the future, particularly with government contracts. The Company obtains required bonds on a case-by-case basis as needed and has not experienced any problems in obtaining necessary bonds. The Company could experience such difficulties in the future if the total amount of the bonds then outstanding against the Company exceeds the limits imposed by bonding companies based on the financial condition of the Company at the time. Bonds typically cost between 1 and 3 percent of the cost of a project. To date, no payments have been made by any bonding company for bonds issued for the Company.

EMPLOYEES

     The Company presently employs approximately 300 persons full time at its 16 offices, including 3 people who are officers of the Company. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

     The Company typically hires temporary workers on location to staff certain projects. While all of the Company's jobs are performed under the supervision and direction of the Company's supervisors and foremen, and the Company attempts to utilize as many of the Company's full-time laborers as possible to staff jobs, the location and other factors affecting jobs performed away from the immediate vicinity of the Company's headquarters result in the Company occasionally hiring temporary workers on site. The Company carefully reviews the training and qualifications of all temporary workers hired to assure that all such personnel are qualified to perform the work in question. However, due to the temporary nature of such employment, there is no assurance that all such temporary workers will perform at levels acceptable to the Company and its customers.

     The operations of the Company are substantially dependent upon its executive officers. The Company has no employment contracts with these persons and the loss of their services could have a material adverse effect on the Company. The Company's further success will also depend significantly on its ability to attract and retain additional skilled personnel, including highly trained technical personnel, project managers and supervisors. The Company believes it currently has adequate qualified supervisory personnel, but there is no assurance that experienced and qualified management level personnel will be available to the Company in the future to fill positions as needed.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's headquarters and administrative facilities are located at 14761 Bentley Circle, Tustin, California, in approximately 18,490 square feet of leased office and warehouse space. The lease expires in April 1997 and contains an option to extend for one 24-month period. The Company's corporate and administrative functions are conducted from these facilities.

     The Company's remediation services are conducted from the following spaces:


                                                                    Current
                                     Sq. Ft    Lease Expiration    Monthly Rent
                                     ------    ----------------    ------------
14761 Bentley Circle
Tustin, California                    18,490   April 14, 1997*         $6,700

120 West Dayton Street, Suite A-7
Edmonds, Washington                    6,910   December 31, 1997*      $7,198

150 West Dayton Street
Edmonds, Washington                    5,000   February 28, 1998*      $2,522

5845 Doyle Street, Suite 104
Emeryville, California                 2,800   October 21, 1996*       $2,576

13795 Rider Trail North, Suite 104
Earth City, Missouri                   3,602   May 31, 1998            $1,336

6900 E. 47th Avenue Drive, Suite 200
Denver, Colorado                      11,051   July 31, 1998           $2,993

525 South Madison
Tempe, Arizona                         5,014   February 28, 1998       $3,150

5315 NW St. Helens Road
Portland, Oregon                       3,000   January 6, 1999         $3,500

150 Noel Street
Mobile, Alabama                       20,000   April 30, 1997*         $2,950

13120 Carrera Court
New Orleans, Louisiana                13,520   April 14, 1998*         $3,500

8920 Lawndale, Suite J
Houston, Texas                         7,500   April 30, 1996*         $2,250

275-A Industrial Drive
Jackson, Mississippi                  11,325    October 31, 1998*      $3,080

1410 Argentine Street
Georgetown, Colorado                   1,600    May 17, 1997           $  700

5085 East Shore Drive                   N/A         N/A                  N/A
Convyers, Georgia  30208
__________________

*Contains an option to renew or extend the lease.

ITEM 3.  LEGAL PROCEEDINGS.

     Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

     In November 1994, TCW Realty Fund VA et al. ("TCW") filed suit against the Company and Med-Tox Associates, Inc. in the Los Angeles County Superior Court seeking damages of approximately $1 million arising from the design, installation and operation of a remediation project. The Company has responded to the complaint by filing a cross-complaint, which included a counterclaim against the plaintiff for receivables of approximately $65,000. If judgment were entered against the Company, the Company believes this claim is covered by the Company's insurance subject to a $100,000 deductible. The Company has not established any reserves for potential liabilities as management of the Company, based on advice of counsel, believes that the Company will be successful in its defense of the claims and therefore that any potential liability is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

          Quarter Ended            High      Low
          -------------            ----      ---
          September 30, 1995       $7.25     $4.75
          December 31, 1995        $9.50     $7.0625

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at March 20, 1996, was 61. This does not include those shareholders who hold their shares in street name.

     (c) DIVIDENDS. The Board of Directors does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors. The California Corporations Code provides that a corporation may not pay dividends if the corporation is, or as a result of the distribution would be, likely to be unable to meet its liabilities as they mature.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion is intended to provide an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and notes thereto contained elsewhere herein.

GENERAL

     The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. The Company has provided these services from its Southern California and Seattle area offices since the Company was acquired by current management on November 29, 1991. Offices in metro San Francisco and Portland were established in 1993, offices in Phoenix, St. Louis and Denver were opened in 1994, and offices in Houston, New Orleans, Jackson, Mobile, Atlanta and Georgetown, Colorado were opened in 1995. Offices in Tucson, Kansas City, and Sao Paulo, Brazil have been opened in 1996, and additional offices may be added in 1996.

STATISTICAL ANALYSIS OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:


                           Percentage Relationship
                               to Project Revenue
                         ---------------------------    Period to Period Change
                           Year Ended December 31,      -----------------------
                         ---------------------------      1995 vs.     1994 vs.
                           1995      1994      1993         1994         1993
                         -------   -------   -------    ----------   ----------
Project Revenue           100.0%    100.0%    100.0%      103.7%         35.1%

Project Costs:
 Direct                    72.1      75.1      73.5        95.6          37.9
 Indirect                  14.2      10.1      11.7       187.2          16.9
- -------------------------------------------------------------------------------

Gross Profit               13.7      14.8      14.8        87.5          35.4

Other Operating Expenses
 (Income):
   Selling                  3.5       4.6       1.7        57.9         256.0
   General and Adminis-
     trative                4.6       4.2       5.9       122.6          (4.0)
   Amortization of excess
    of acquired net assets
    in excess of cost      (0.7)     (1.6)     (2.1)       (8.3)         (0.0)
- -------------------------------------------------------------------------------

Operating Income            6.2       7.6       9.3        66.1          11.2
Other Income (Expense)     (0.6)     (0.6)     (0.3)       89.4         213.4
- -------------------------------------------------------------------------------

Income before taxes on
  income                    5.6       7.0       9.0        64.0           5.1
Taxes on income             1.4       0.1       0.1      3691.2          21.4
- -------------------------------------------------------------------------------

Net Income                  4.3%      6.9%      8.9%       25.3%          4.9%
- -------------------------------------------------------------------------------


Pro forma information
  (Note 1):
  Historical earnings
   before income taxes      5.6%      7.0%       --        64.0%           --
  Pro forma income taxes    1.8       1.7        --       114.2            --
  Pro forma net income      3.8       5.3        --        47.2            --
- -------------------------------------------------------------------------------

   Note 1 From January 1, 1994 to June 14, 1995, income taxes on net earnings were payable personally by the stockholders pursuant to an election under Subchapter S of the Internal Revenue Code not to have the Company taxed as a corporation. However, the Company was liable for state franchise taxes at a rate of 1.5 percent on its net income. Pro forma financial information is presented to show the effects on 1995 and 1994 financial information had the Company not been treated as an S Corporation for income tax purposes. Effective June 15, 1995, the Company terminated its Subchapter S election and began to be taxed as a Subchapter C Corporation.

     The Company's revenues have increased substantially since November 1991 when current management acquired the Company. Total revenues increased 103.7 percent from 1994 to 1995 and 35.1 percent from 1993 to 1994. The Company initially focused on EPA contract work which provides a large volume of work over the six-year contract period. Starting from that base, the Company has targeted a greater amount of non-EPA work, which generally yields higher gross profit margins. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. During 1995, the distribution of revenues between non-EPA and EPA contracts was
73.0 percent and 27.0 percent, respectively. Direct project costs as a percentage of project revenue decreased to 72.1 percent in 1995 from 75.1 percent in 1994 when the distribution of revenues was 33.0 percent for non-EPA contracts and 67.0 percent for EPA contracts.

     The Company performs its services for over 250 commercial customers on an ongoing basis. The following table sets forth the percentages of the Company's revenues attributable to the EPA and other non-EPA public and private sector customers:

                                    Year Ended December 31,
                      ------------------------------------------------
                                1995                    1994
                      ----------------------    ----------------------

  Non-EPA. . . . . . .$34,959,345      73.0%    $ 7,761,140      33.0%
  EPA. . . . . . . . .$12,912,627      27.0%    $15,744,926      67.0%
                      -----------     ------    -----------     ------
  Total. . . . . . . .$47,871,972     100.0%    $23,506,066     100.0%
                      -----------     ------    -----------     ------
                      -----------     ------    -----------     ------

     The Company's non-EPA revenues increased 350.4 percent from 1994 to 1995. From 1993 to 1994, non-EPA revenues increased 73.9 percent and from 1992 to 1993 non-EPA revenues increased 57.0 percent. The opening of the offices in Houston, New Orleans, Jackson, Mobile, Atlanta and Georgetown, Colorado have contributed to the growth of the non-EPA business in 1995. The offices opened in 1994 in St. Louis, Denver and Phoenix also added significantly to the dramatic growth in non-EPA revenues in 1995. In 1995, the EPA revenue was $12,912,627, or 27.0 percent of the total revenues and in 1994, 67.0 percent of the revenues, or $15,744,926, were derived from the EPA contract. The Company's revenues with the EPA decreased 18.0 percent in 1995.

     Gross profit as a percentage of revenues declined marginally from 14.8 percent in 1994 to 13.7 percent in 1995. The objective of the Company is to increase the gross profit by increasing the number of commercial contracts which typically have higher margins than governmental contracts due to the multiple types of remediation services and more specialized personnel generally required to perform such contracts. However, due to normal start-up costs and start-up delays in obtaining and performing business, the new offices in Houston, New Orleans, Jackson, Mobile and Atlanta, which were opened in the second quarter of 1995, were not as operationally efficient or profitable as the established offices. Indirect expenses as a percentage of revenues increased from 10.1% to 14.2% between 1994 and 1995.

     Selling, general and administrative expenses increased from $2,067,284 (8.8 percent of revenue) in 1994 to $3,905,164 (8.2 percent of revenue) in 1995. Selling expenses increased from $1,075,954 (4.6 percent of revenue) in 1994 to $1,698,776 (3.5 percent of revenue) in 1995. This 57.9 percent increase is the result of management's commitment to a formal sales/bid and proposal staff and the increase in salaries and benefits primarily resulting from the addition of personnel. The dedicated sales staff increased from 9 to 20 persons during 1995. Selling expenses are expected to be approximately 25 percent greater in 1996 to reflect a full year's cost of the staff that was added through 1995. Management believes that this level of expenditure will accomplish the revenue goals of the Company for the next few years allowing for normal salary increases.

     General and administrative expenses increased from $991,330 (4.2 percent of revenues) in 1994 to $2,206,388 (4.6 percent of revenues) in 1995. Most general and administrative expenses increased in proportion to the increased revenues. Severance costs due to the reduction of overhead personnel, legal expenses and increased insurance costs due to new locations and different types of work contributed to the increases. An increase in general and administrative expenses is expected in 1996 due to the Company's expansion into new geographic areas and the growth in the Company's business.

     Amortization of acquired net assets in excess of cost was $368,112 in 1994 and $337,437 in 1995. The acquired net assets in excess of cost was created when the estimated fair value of net assets purchased exceeded the purchase price by approximately $1,472,000 when the Company was acquired by current management on November 29, 1991. The acquired net assets in excess of cost were amortized over a four-year period beginning December 1, 1991, and ending on November 30, 1995. The four-year period for amortization was selected because it matched the term of the contract with the EPA.

     Interest expense, net increased between 1994 and 1995, from $151,296 in 1994 to $283,234 in 1995, due primarily to increased borrowing on the following: the Company's line of credit and equipment loans with Comerica Bank-California ("Comerica"), the Birnie Trust, capital leases, and the Subordinated Notes. The increased borrowings were necessary because of greater working capital needs due to the Company's expansion into new geographic areas and the growth in the Company's business.

     Until June 15, 1995, the Company was a Subchapter S Corporation as defined by the Internal Revenue Service and substantially all taxes were paid by the shareholders. However, the Company has traditionally made distributions of cash to its shareholders in approximately the amount of such shareholders' tax liabilities related to the income of the Company. On June 15, 1995, the Company made a revocation of its Subchapter S Corporation status and accordingly is now subject to the tax laws and rates applicable to a Subchapter C Corporation. Distributions of $900,000 were paid to the Company's shareholders prior to the termination of the Company's Subchapter "S" tax status. Immediately following these distributions, the shareholders loaned

$358,000 to the Company, and these loans were repaid from the proceeds of the Company's initial public offering in July 1995. At the date of the revocation of the "S" status, there were no net operating loss carryforwards available to be carried forward to any subsequent period. Additionally, at the date of the revocation, any prior earnings of the S Corporation not previously distributed will be reclassified from retained earnings to paid-in capital accounts. A special grace period of one year will exist whereby these undistributed S Corporation earnings could be distributed to the S Corporation shareholders in a tax-free manner.

BONDING

     The amount of bonding capacity offered by sureties is a function of the financial health of the company requesting the bond. At March 1996, the bonding capacity for the Company was $25 million.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources are used primarily to fund the acquisition of capital equipment and increase working capital needed to support continued expansion of the Company's operations. Historically, the Company has been under-capitalized, attempting to meet cash requirements through funds generated from operations, together with funds borrowed under installment and term loans.

     DEBT. In February 1994, as amended in March 1995, the Company entered into a credit arrangement with Comerica whereby Comerica provided a credit line to the Company. Borrowings are based on 75 percent of certain eligible accounts receivable, plus certain adjustments, up to $4,000,000. The credit line is collateralized by all assets of the Company and personally guaranteed by the shareholders of the Company. Interest accrues at Comerica's base rate plus 1.5 percent and is payable monthly.

     On October 14, 1994, the Company borrowed $380,000 from Comerica, with interest payable monthly at Comerica's base rate plus 2.0 percent. The monthly payment is $7,917. The loan is collateralized by certain fixed assets of the Company. As of December 31, 1995, the balance due on this loan was $267,667.

     In 1995, the Company borrowed $300,000, in loan amounts of $195,000 and $105,000, from Comercia, with interest payable monthly at Comerica's base rate plus 2.0 percent. The monthly payments are $4,062 and $2,187, respectively. The loans are collateralized by certain fixed assets of the Company. As of December 31, 1995, the balance due on these loans was $170,625 and $89,687, respectively.

     In January 1995, the Company borrowed $550,000 from the Birnie Children's Trust No. 1 (the "Birnie Trust") at the interest rate of 2 percent per month, due and payable monthly. The wife of Steven H. Davis, President of the Company, is a beneficiary of the Birnie Trust. The Company has borrowed funds from the Birnie Trust at various times in order to meet its working capital requirements. These borrowings have allowed the Company to grow at the rate it has in the past.

The Company believes that the cash from operations and borrowings under the existing or future lines of credit will be sufficient to fund future growth. However, the Company believes the Birnie Trust could be a source of funds in the future, if necessary. The Company repaid $350,000 of this loan with proceeds of the Company's initial public offering which closed during July 1995. The remaining $200,000 was invested into the subordinated notes described in the following paragraph.

     In February 1995, the Board of Directors determined to issue Subordinated Notes, coupled with warrants to purchase shares of common stock at an exercise price of $1.20 per share which can be exercised on or before December 31, 1996. The Subordinated Notes were offered on a selective, privately arranged basis, and bear interest at ten percent per annum, payable monthly, and are subordinated to senior commercial or institutional lending indebtedness. Each $10,000 face value note purchaser received a warrant to purchase 1,312 shares of the Company's common stock. The notes are secured by a second lien on the Company's accounts receiveable and contracts in progress and were due and payable on March 1, 1996. The Company received subscriptions for $890,000 of these notes. Relatives of officers of the Company accounted for $680,000 of such subscriptions. One of the notes in the amount of $80,000 was paid off during August 1995. During December 1995, all nineteen of the investors exercised their warrants to purchase a total of 116,768 shares of common stock. Eighteen of the investors exchanged a total of $127,575 of the outstanding Subordinated Notes and one investor paid $12,600 in cash to exercise his warrants. A total amount of $210,625 of the remaining balance of $682,425 of the Subordinated Notes was paid off at maturity and the remaining balance of $471,800 was rolled over into new notes due in one year with interest payable monthly at 10 percent.

     During December 1995, the Company financed two purchases of equipment through Comerica for $74,774 and $354,297. These loans are payable in 36 monthly installments of $2,378 and $11,267 including interest at 9 percent commencing December 30, 1995 and January 30, 1996, respectively.

     In March 1996, the Company established a $6,000,000 revolving line of credit with Union Bank which replaces the previous banking relationship with Comerica. The new line of credit provides more favorable account receivable eligibility and, coupled with the increased capacity, is sufficient to satisfy the Company's working capital requirements.

     Associated with the acquisition of En-Tech, the Company assumed eight installment notes payable, to a bank and finance companies, which are collateralized by vehicles and are payable in monthly installments ranging from $182 to $713 including interest ranging from 9.75% to 18%.

     During 1995, the Company increased its available cash by $44,700. Cash flow used in operations was $4,284,087 as the Company experienced a significant increase in the accounts receivable and contracts in progress associated with its commercial business. During 1995, net cash used in investing activities was $2,777,630 due to the acquisition of new equipment. Cash flow provided by financing activities was $7,106,417 due primarily to the receipt of $5,763,679 from the Company's initial public offering.

     The Company has made distributions in the past to its shareholders in amounts substantially equal to their tax liabilities resulting from the Subchapter S status of the Company. The Company terminated its Subchapter S tax status on June 15, 1995. Distributions of $900,000 were paid to the Company's shareholders immediately prior to the termination of such tax status. The source of funds for such distribution was primarily the proceeds from the sale of the Subordinated Notes.

     As of December 31, 1995, the Company was in a strong financial condition with working capital of $7,641,358 as compared to working capital of $3,017,180 at December 31, 1994. The increase was primarily due to the receipt of approximately $5,763,679 in net proceeds from the Company's initial public offering which had closings in July and August 1995. Upon receipt of the proceeds, the Company paid off the line of credit in the amount of $1,789,264, the shareholder notes payable in the amount of the $357,865, and the Birnie trust loan in the amount of $350,000.

     Management believes that funds provided from operations, short-term lines of credit and the above sale of stock will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital and any leases will be short term.

     CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 1998. Monthly rentals currently are approximately $42,500 in the aggregate. Primarily in connection with its expansion into parts of the southeastern region of the United States, the Company has entered into leases for certain equipment calling for payments in 1996 of approximately $335,000.

     EQUITY. On March 1, 1995, the Company declared a 291.5-for-one stock dividend that was treated as a stock split, which increased the number of shares of Common Stock outstanding from 12,123 to 3,534,000. The Company also increased the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

     In July 1995, the Company completed an initial public offering of 1,200,000 shares of its Common Stock, and in August 1995, sold an additional 180,000 shares pursuant to an over-allotment option. The net proceeds to the Company from the public offering was approximately $5,800,000.

     On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's Common Stock.

     During November and December 1995, 116,768 shares of common stock were issued when the investors in the Subordinated Notes exercised their stock purchase warrants. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     On February 9, 1996, the Company filed a registration statement on Form SB-2 to register 402,537 shares of common stock for resale by certain shareholders ("Selling Shareholders"), which shares have been "restricted securities" as defined in Rule 144 under the Securities Act of 1933. None of the proceeds from the sale of the common stock by the Selling Shareholders will be received by the Company.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's executive officers, directors and other key employees are as follows:

     Name             Age      Position
     ----             ---      --------
Craig C. Barto        37       Director
Douglas W. Cotton     44       Executive Vice President, Secretary and Director
Steven H. Davis       42       Chief Executive Officer, President and Director
John G. L. Hopkins    47       Chief Operating Officer and Director

All of the directors are elected at the annual meeting of shareholders to serve for one year or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. All of the above-listed directors have held office since December 1991.

     CRAIG C. BARTO has been a director of the Company since 1991. He is also the President and Chairman of the Board of Directors of Signal Hill
Petroleum, Inc., Barto/Signal Petroleum, Inc., Signal Hill Operating, Inc., and Signal Oil and Refining, Inc., which operate businesses such as Paramount and Fletcher oil refineries. A graduate of UCLA with a degree in Economics, Mr. Barto was instrumental in the growth of the Signal Hill Petroleum companies in the oil business in 1979 with the reclamation of a marginal operation in the West Newport Oil Field in Orange County, California. In addition to the oil and gas operations, Mr. Barto is also responsible for the commercial and residential development of over 100 acres of some of the last undeveloped hilltop property in Southern California.

     STEVEN H. DAVIS has served as the Company's Chief Executive Officer, President and a director since 1991. Prior to that time he was operating partner of Lincoln Property Company which developed over 3 million square feet of buildings in California, Nevada and Colorado. He has almost 20 years of experience in construction, financing and developing industrial real estate.
Mr. Davis graduated from Brown University with an emphasis in Economics and obtained an MBA from the University of Southern California. As President,
Mr. Davis manages the Company's business affairs and has been instrumental in securing financing, negotiating bonding agreements, projecting and analyzing the feasibility of expansion, mergers and acquisitions, and formulating business relationships with customers, financial entities and the legal community.

     JOHN G. L. HOPKINS served as the Company's Senior Vice President and General Manager since 1990 and as Chief Operating Officer and a director since 1991. With more than 20 years of experience in managing large-scale hazardous waste remediation projects, Mr. Hopkins is presently responsible for the Company's operating division in Seattle, Washington. Previously, he held senior management positions with Hydro-Search, Inc., Riedel Environmental Services, Inc. and IT Corporation. Mr. Hopkins has managed more than 500 remedial action projects in 24 states and has negotiated and managed three large multi-year indefinite delivery contracts with the EPA totaling more than $350 million. Mr. Hopkins graduated from the University of Southern California in 1973 with a Bachelor of Science degree in Chemistry and Biological Sciences. His publications include work involving sampling protocols and emergency response.

     DOUGLAS W. COTTON has served as the Company's Executive Vice President and a director since 1991 and is responsible for all operational aspects of the Company's Southern California Region. Prior to joining the Company, Mr. Cotton served as Vice President of Ecova Corporation and worked for 13 years at IT Corporation where he held various positions culminating in serving as General Manager for the Gulf Coast Region. He has more than 20 years of experience managing on-site biological, chemical and physical remediation of hazardous wastes in sludge, soil and groundwater using a variety of innovative technologies. His knowledge of the industry has been gained at more than 100 remediation projects ranging from $100,000 to $45 million, including Superfund sites, emergency response cleanups and large excavation/on-site treatment projects.

COMPENSATION OF DIRECTORS

     The Company does not currently pay or intend to pay its employee directors for their services in that capacity; however, directors who are not employees are reimbursed for out-of-pocket expenses incurred in connection with the business of the Company. The Company pays Mr. Barto, a non-employee director, a fee of $250 per meeting attended.

BOARD COMPOSITION AND COMMITTEES

     The Company's Bylaws provide that the business and affairs of the Company shall be managed by the Board of Directors consisting of 4 to 7 directors with the exact number to be set by the Board.

     The Board of Directors presently has Executive and Audit Committees. The Executive Committee consists of Messrs. Davis, Hopkins and Cotton. The Audit Committee consists of Mr. Barto and Mr. Davis. The Audit Committee is responsible for reviewing the Company's financial statements and data with the Company's independent accountants before the information and data are released to the public.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, two persons who were officers and directors of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. Steve Davis filed one late report which reported one transaction, and Douglas Cotton filed two late reports each of which reported one transaction.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 1994 and 1995, by Mr. Davis, the Company's President,
Mr. Hopkins and Mr. Cotton. No other executive officer's compensation exceeded $100,000 during such year. No restricted stock awards, stock options, long-term incentive plan payouts or stock appreciation rights were granted to the named executives for the years ended December 31, 1994 and 1995.

                           Summary Compensation Table
                           --------------------------

                                                            Other Annual
Name and Principal Position     Year     Salary    Bonus   Compensation(1)
- ---------------------------     ----     -----     -----   ---------------
Steven H. Davis,                1995   $126,160    $0           $1,027
 Chief Executive Officer        1994   $118,702    $0           $4,638

John G. L. Hopkins,             1995   $124,923    $0           $0
  Chief Operating Officer       1994   $118,821    $0           $5,538

Douglas W. Cotton,              1995   $124,000    $5,652       $1,873
  Senior Vice President         1994   $118,702    $0           $  896
_________________

(1) Includes matching 401K contributions by the Company and automobile expenses.

401K PLAN

     The Company has a Non-standardized Cash or Deferred Profit Sharing Plan pursuant to which all eligible employees may contribute a portion of their income. Company contributions to the Profit Sharing Plan are discretionary. The Company does, however, make a matching contribution in the amount of 25 percent of the first six percent of all elective deferrals.

STOCK OPTION PLAN

     On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the "Plan") for key personnel. A total of 550,000 shares of Common Stock are reserved for issuance pursuant to the exercise of stock options (the "Options") which may be granted to full-time employees of the Company. The Plan is currently administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") and may determine when each Option becomes exercisable, the duration of the exercise period for Options and the form of the instruments evidencing
Options granted under the Plan. The Board of Directors may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. The Board of Directors may also construe the Plan and the provisions in the instruments evidencing the Options granted under the Plan and make all other determinations deemed necessary or advisable for the administration of the Plan.

     The Board of Directors has broad discretion to determine the number of shares with respect to which Options may be granted to participants. The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000. The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100 percent of the fair market value of the Common Stock on the date of grant. However, any Option granted under the Plan to a person owning more than 10 percent of the Common Stock shall be at a price of at least 110 percent of such fair market value. During May 1995, options for 181,000 shares of Common Stock had been granted under the Plan, at an exercise price of $3.50 per share, of which options for 90,500 shares will vest over a five-year period commencing May 1, 1996 and the remaining options for 90,500 shares will vest over a five-year period only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $36,596 in 1995 relating to these options. Compensation expense of $42,717 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

     Options to purchase 5,000 shares of common stock at $3.50 per share, granted in May 1995, were canceled prior to December 31, 1995, due to the termination of the employment of one employee.

     Prior to January 1, 1996, no options were granted to any executive officer of the Company except Kathleen V. Dunlap, a former Treasurer and Chief Financial Officer. Ms. Dunlap received options for 20,000 shares in the aggregate, and options for 10,000 of her shares vested during December 1995. The remaining 10,000 options were to vest over a five year period only upon the occurrence of certain circumstances. None of these remaining options were granted as events upon which these options were contingent did not occur.

     On January 8, 1996, the Board of Directors granted options to seven employees to purchase an aggregate of 35,000 shares. Options as to 20,000 shares vest over a five-year period commencing on the date of grant and are exercisable at $9.00 per share until 10 years after the date of grant. Options as to 10,000 shares vest over a five-year period commencing on May 1, 1996. The Options as to the remaining 5,000 shares were issued to an employee who is the wife of Douglas W. Cotton, an Officer and Director of the Company, and vest 20% immediately with the remainder vesting over a four-year period commencing on the date of grant and are exercisable at $9.90 per share until five years after the date of grant.

     On February 21, 1996, the Board of Directors granted options to an employee to purchase up to 5,000 shares of Common Stock. These options vest over a five-year period commencing on the date of grant and are exercisable at $9.70 per share until ten years after the date of grant.

     If an optionee ceases to be employed by the Company for any reason other than death or disability, the optionee may exercise all Options within three months following such cessation to the extent exercisable on the date of cessation. If an optionee dies while employed by the Company, or during the three-month period following termination of the optionee's employment, or if the optionee becomes disabled, the optionee's Options, unless previously terminated, may be exercised, whether or not otherwise exercisable, by the optionee or his legal representative or the person who acquires the Options by bequest or inheritance at any time within one year following the date of death or disability of the optionee.

     An Option granted under the Plan is not transferable by the optionee other than by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee, his guardian or legal representative.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continuing to recognize compensation expense under existing accounting pronouncements and to provide proforma disclosures of net income and, if presented, income per share, as if the above-mentioned fair market value method of accounting was used in determining compensation expense.
Additionally, the statement requires that all equity awards granted to nonemployees such as suppliers of goods and services be recognized based on fair value. Although the Company intends to adopt this statement in the first quarter of 1996, it has not yet determined the impact of adopting this statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of Common Stock as of March 22, 1996, by (i) each person known to the Company to own beneficially more than 5 percent of the outstanding Common Stock;
(ii) each director of the Company; and (iii) all directors and officers as a group. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the Common Stock indicated as owned by them except as otherwise stated in the notes to the table.

                                  Shares Beneficially Owned
                                  -------------------------
Name and Address                  Number           Percent
- ----------------                  ------           --------
Craig C. Barto(1)                 717,825            14.2%
2440 Bayshore Drive
Newport Beach, CA 92663

Douglas W. Cotton                 665,550            13.1%
Four Bowditch
Irvine, CA 92720

Steven H. Davis(2)              1,322,531            26.1%
7625 S. Yampa Street
Aurora, CO 80016

John G. L. Hopkins                663,650            13.1%
120 West Dayton #A-7
Edmonds, WA 98020

All directors and
executive officers
as a group (4 persons)          3,369,556            66.5%
__________________

(1)  As trustee of the Craig and Gisele M. Barto Living Trust.

(2) Includes 82,656 shares held by relatives of Mr. Davis. Also includes 1,000 shares held by the wife of Mr. Davis.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since July 1992, the Company has relied upon financing from the Birnie Trust. The mother-in-law of Steven Davis, the Company's President, is trustee of the Birnie Trust and Mr. Davis' wife is a beneficiary. The Company has borrowed funds from the Birnie Trust pursuant to promissory notes due and payable on demand with the interest payable monthly. The Birnie Trust is also an investor in the Company's private offering of debt securities, described below. The total borrowings since July 1, 1992, were $2,269,000. However, the maximum principal amount outstanding at any one time was $550,000.

     In 1994 and 1995, the Company provided services to Signal Hill Petroleum, Inc., Paramount Petroleum and Fletcher Oil in the aggregate amount of approximately $345,000 and

$293,000, respectively. These services include remediation services, ground water monitoring and site investigations for existing properties and environmental assessments in relation to property acquisition. Mr. Barto, Chairman of the Company, is a 50 percent owner of these businesses.

     In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the 19 investors were given a warrant to acquire approximately 1,312 shares of Common Stock at approximately $1.20 per share, for an aggregate of 116,768 shares, and a Subordinated Note for the amount invested. The promissory notes were due on March 1, 1996, with interest of 10 percent per annum payable on the first day of each month commencing on April 1, 1995. The Subordinated Notes are redeemable by the Company at any time upon 60 days' notice to the holders. Holders of the Subordinated Notes have a security interest in the Company's accounts receivable and contracts in progress that is subordinate to holders of the senior indebtedness. Investors holding Subordinated Notes in the aggregate amount of $680,000 are related to Company management. The Birnie Trust holds $400,000 of such Subordinated Notes and other relatives of Mr. Davis hold $230,000 of such Subordinated Notes. A relative of Mr. Cotton, holds $50,000 of such Subordinated Notes. During August 1995, one of the Subordinated Notes in the principal amount of $80,000 was repaid. During November and December 1995, the 19 investors exercised their warrants to purchase a total of 116,768 shares of Common Stock. Eighteen (18) of the investors converted a total of $127,575 of the outstanding Subordinated Notes and one investor paid $12,600 in cash to exercise his warrant. On March 1, 1996, the remaining balances were repaid on all Subordinated Notes except for $471,800 (comprised of a $337,000 Note held by the Birnie Trust and $134,800 of Notes held by relatives of Mr. Davis) which was rolled over into new Notes, payable in one year with interest due monthly at ten percent per annum.

     In June 1995, the Company distributed an aggregate of $900,000 to certain shareholders as follows: Craig C. Barto--$226,497; Douglas W. Cotton--$173,140; Steven H. Davis--$349,423; and John G.L. Hopkins--$150,940, which aggregate amount is approximately the amount of the tax liabilities of such shareholders resulting from the Company's former Subchapter "S" tax status. The primary source of funds for such distribution was the proceeds from the sale of the Subordinated Notes. Immediately after such distribution these same shareholders loaned an aggregate of $358,000 to the Company as follows: Mr. Barto--$94,467; Mr. Cotton--$54,030; Mr. Davis--$175,233; and Mr. Hopkins--$34,280. Such
Shareholder Loans bore interest at 10% and were repaid out of the proceeds of the Company's initial public offering in July 1995.

     All of these transactions were approved by the Board of Directors and were made on terms as fair and reasonable to the Company as those that could be obtained from non-affiliated third parties. Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors based upon a determination that the terms are at least as favorable to the Company as those that could be obtained from unrelated parties.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.


Exhibit
Number    Description                     Location
- -------   -----------                     ---------
 3.1    Amended and Restated Articles     Incorporated by reference to
        of Incorporation                  Exhibit 3.1 to the Company's
                                          Form SB-2 Registration
                                          Statement No. 33-91602

 3.2    Bylaws                            Incorporated by reference to
                                          Exhibit 3.2 to the Company's
                                          Form SB-2 Registration
                                          Statement No. 33-91602

10.1    Incentive Stock Option Plan       Incorporated by reference to
                                          Exhibit 10.1 to the Company's
                                          Form SB-2 Registration
                                          Statement No. 33-91602

10.2    Form of Incentive Stock Option    Incorporated by reference to
        Agreement                         Exhibit 10.2 to the Company's
                                          Form SB-2 Registration
                                          Statement No. 33-91602

10.3    Loan Documents Between            Incorporated by reference to
        Comerica Bank and the             Exhibit 10.3 to the Company's
        Company                           Form SB-2 Registration
                                          Statement No. 33-91602

10.4    Award/Contract No. 68-W1-0012     Incorporated by reference to
        Between the Company and the       Exhibit 10.4 to the Company's
        EPA (unredacted)                  Form SB-2 Registration
                                          Statement No. 33-91602

27      Financial Data Schedule           Filed herewith electronically


     (b) REPORTS ON FORM 8-K. During the last quarter of the period covered by this Report, the Company did not file any Reports on Form 8-K.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
CET Environmental Services, Inc.

We have audited the accompanying balance sheets of CET Environmental Services, Inc. as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On March 22, 1996, we previously reported on the financial statements referred to above. This report was issued prior to the discovery of the matters set forth in Note B to the financial statements, wherein revisions of amounts previously reported on as of December 31, 1995, and for the year then ended are described.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of CET Environmental Services, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


Irvine, California
March 22, 1996, (except for Note B, as to which the date is June 27, 1996)

                             CET Environmental Services, Inc.

                                     BALANCE SHEETS

                                       December 31,



                ASSETS                                                 1995                    1994
                                                             ------------------------   -------------
                                                             (as revised, see Note B)
CURRENT ASSETS
     Cash                                                            $    476,655        $   431,955
     Accounts receivable, less allowance for
       doubtful accounts; $135,404 in 1995 and
       $63,963 in 1994                                                 13,356,823          2,838,974
     Contracts in process                                               6,213,490          2,960,179
     Other receivables                                                    146,531             52,665
     Inventories                                                          256,140            103,150
     Prepaid expenses                                                     506,240             90,778
     Deferred income tax asset                                            289,330              1,292
                                                                      -----------         ----------
          Total current assets                                         21,245,209          6,478,993
                                                                      -----------         ----------


EQUIPMENT AND IMPROVEMENTS

     Field equipment and vehicles                                       4,061,144            953,402
     Office furniture, equipment and leasehold improvements             1,204,474            501,690
                                                                      -----------         ----------
                                                                        5,265,618          1,455,092
     Less allowance for depreciation and amortization                  (1,281,716)          (397,755)
                                                                      -----------          ---------
          Equipment and improvements - net                              3,983,902          1,057,337

GOODWILL                                                                  373,061                 -

DEPOSITS                                                                  105,679             55,369
                                                                      -----------         ----------
                                                                      $25,707,851         $7,591,699
                                                                      -----------         ----------
                                                                      -----------         ----------


             The accompanying notes are an integral part of these statements.

                                  CET Environmental Services, Inc.

                                            December 31,



         LIABILITIES AND STOCKHOLDERS' EQUITY                          1995                  1994
                                                             ------------------------     ----------
                                                             (as revised, see Note B)
CURRENT LIABILITIES
     Note payable - line of credit                                    $ 2,424,836         $1,348,200
     Subordinated notes payable                                           682,425                  -
     Accounts payable                                                   7,857,824          1,540,499
     Accrued expenses                                                   1,730,853            410,596
     Income taxes payable                                                 372,162             11,600
     Current obligations under capital leases                             208,248             55,914
     Current portion of long-term debt                                    327,503             95,004
                                                                       ----------          ----------

          Total current liabilities                                    13,603,851          3,461,813

DEFERRED INCOME TAXES                                                      37,282                  -

OBLIGATIONS UNDER CAPITAL LEASES                                          661,697            111,623

LONG-TERM DEBT                                                            694,953            269,104

ACQUIRED NET ASSETS IN EXCESS OF COST                                           -            337,437

COMMITMENTS AND CONTINGENT LIABILITIES                                          -                  -

STOCKHOLDERS' EQUITY
     Capital stock (no par value) - authorized 20,000,000 shares;
       issued and outstanding, 5,066,537 shares in 1995 and
        3,534,000 shares in 1994                                        6,165,977              12,123
     Paid-in capital                                                      535,175                   -
     Retained earnings                                                  4,008,916           3,399,599
                                                                     -------------        -----------

          Total stockholders' equity                                   10,710,068           3,411,722
                                                                     ------------         -----------
                                                                      $25,707,851          $7,591,699
                                                                     ------------         -----------
                                                                     ------------         -----------


              The accompanying notes are an integral part of these statements.

                         CET Environmental Services, Inc.

                                STATEMENTS OF INCOME

                                Year ended December 31,



                                                                        1995                1994
                                                             -----------------------    ------------
                                                             (as revised, see Note B)
PROJECT REVENUE                                                       $47,871,972        $23,506,066
PROJECT COSTS
     Direct                                                            34,518,905         17,645,675
     Indirect                                                           6,813,480          2,372,239
                                                                      -----------         ----------
                                                                       41,332,385         20,017,914
                                                                      -----------         ----------
                Gross profit                                            6,539,587          3,488,152
                                                                      -----------         ----------
OTHER OPERATING EXPENSES (INCOME)
     Selling                                                            1,698,776          1,075,954
     General and administrative                                         2,206,388            991,330
     Amortization of excess of acquired net assets in excess of cost     (337,437)          (368,112)
                                                                      -----------         ----------
                                                                        3,567,727          1,699,172
                                                                      -----------         ----------
                Operating income                                        2,971,860          1,788,980
                                                                      -----------         ----------
OTHER INCOME (EXPENSE)
     Interest expense, net                                               (283,234)          (151,296)
     Other income                                                           3,163              3,444
                                                                      -----------         ----------
                                                                         (280,071)          (147,852)
                                                                      -----------         ----------
                Income before taxes on income                           2,691,789          1,641,128
                Taxes on income                                           656,792             17,324
                                                                      -----------         ----------
                NET INCOME                                           $  2,034,997        $ 1,623,804
                                                                      -----------         ----------
                                                                      -----------         ----------

Weighted average number of shares outstanding                           4,113,725          3,676,830

Pro forma Information (Note B)

     Historical earnings before income taxes                         $  2,691,789        $ 1,641,128

     Pro forma income taxes                                               882,538            412,000
                                                                      -----------         ----------
     Pro forma net income                                            $  1,809,251        $ 1,229,128
                                                                      -----------         ----------
                                                                      -----------         ----------

     Pro forma net income per common share                           $        .44         $      .33
                                                                      -----------         ----------
                                                                      -----------         ----------




              The accompanying notes are an integral part of these statements.

                         CET Environmental Services, Inc.

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                        Two years ended December 31, 1995
                              (as revised, see Note B)




                                    Capital stock                                          Total
                                ---------------------      Paid-in       Retained       stockholders'
                                  Shares      Amount       capital       earnings         equity
                                ---------  ----------      --------     ----------     ----------------
Balance at January 1, 1994      2,915,000   $  10,000      $      -     $1,955,495        $1,965,495

Net income for the year                -            -             -      1,623,804         1,623,804

Exercise of stock options         619,000       2,123             -              -             2,123

Distributions paid                     -            -             -       (179,700)         (179,700)
                                ---------      ------        -------    ----------         ---------

Balance at December 31, 1994    3,534,000      12,123             -      3,399,599         3,411,722

Distributions paid                     -            -             -       (927,101)         (927,101)

Undistributed S Corporation
 earnings                              -            -       498,579       (498,579)                -

Initial public offering of
  common stock                  1,380,000   5,763,679             -              -         5,763,679

Shares issued for acquisition
  of En-Tech, Inc.                 35,769     250,000             -              -           250,000

Exercise of stock purchase
  warrants by holders of sub-
  ordinated promissory notes      116,768     140,175             -              -           140,175


Issuance of stock options
  at exercise price below
  market value                          -           -        36,596              -            36,596

Net income for the year                 -           -             -      2,034,997         2,034,997
                                ---------  ----------     ---------     ----------        ----------

Balance at December 31, 1995    5,066,537  $6,165,977      $535,175     $4,008,916       $10,710,068
                                ---------  ----------      --------     ----------       -----------
                                ---------  ----------      --------     ----------       -----------


       The accompanying notes are an integral part of these statements.

                         CET Environmental Services, Inc.

                             STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                                1995                     1994
                                                                       ----------------------        ------------
                                                                       (as revised, see Note B)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $2,034,997            $1,623,804
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
          Depreciation and amortization                                             761,840               269,409
          Amortization of excess of acquired net assets in excess of cost          (337,437)             (368,112)
          Provision for bad debts                                                    71,441                92,089
          Credit for deferred income taxes                                         (250,756)                   -
          Loss on sale of equipment                                                  18,842                    -
          Employee stock option plan                                                 36,596                    -
          Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                      (10,543,941)               57,844
                Increase in contracts in process                                 (3,253,311)             (481,314)
                Increase in other receivables                                       (92,791)              (19,922)
                Increase in prepaid expenses                                       (415,462)              (21,733)
                Increase in inventory and deposits                                 (200,163)              (24,906)
                Increase (decrease) in accounts payable                           6,220,408              (975,697)
                Increase in accrued expenses and income taxes payable             1,665,650                64,358
                                                                                -----------           -----------
                     Net cash (used in) provided by operating activities         (4,284,087)              215,820
                                                                                -----------           -----------

INVESTING ACTIVITIES:
     Purchase of equipment                                                       (2,779,478)             (691,753)
     Proceeds from sale of equipment                                                  1,848                     -
                                                                                 ----------             ---------
                     Net cash used in investing activities                       (2,777,630)             (691,753)
                                                                                 ----------             ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                       727,254               380,000
     Payments on long-term debt                                                    (222,466)              (15,892)
     Payments on capital leases                                                    (134,185)              (31,027)
     Proceeds from credit line loan - net of payments                             1,076,636               552,875
     Borrowings from related party trust fund                                       550,000               500,000
     Payments on related party trust fund                                          (350,000)             (500,000)
     Proceeds from issuance of stock                                              5,763,679                 2,123
     Distributions paid                                                            (927,101)             (179,700)
     Proceeds from loans from shareholders                                          357,865                     -
     Payments on loans from shareholders                                           (357,865)                    -
     Proceeds from exercise of stock purchase warrants                               12,600                     -
     Proceeds from issuance of subordinated notes payable                           690,000                     -
     Payments on subordinated notes payable                                         (80,000)                    -
                                                                                 ----------              --------
                     Net cash provided by financing activities                    7,106,417               708,379
                                                                                 ----------               -------


           The accompanying notes are an integral part of these statements.

                         CET Environmental Services, Inc.

                             Year ended December 31,



                                                                                1995                     1994
                                                                       ----------------------        ------------
                                                                       (as revised, see Note B)
INCREASE IN CASH                                                               44,700                    232,446

Cash at beginning of year                                                     431,955                    199,509
                                                                             --------                   --------
Cash at end of year                                                          $476,655                   $431,955
                                                                             --------                   --------
                                                                             --------                   --------

Supplemental disclosures to cash flow information:
     Cash paid during the year
     Interest                                                                $282,230                   $157,908
     Income taxes                                                            $518,757                   $  4,400

Noncash investing and financing activities:

     Acquisition of business
            Fair value of tangible and intangible assets acquired            $500,047                   $      -
            Liabilities assumed or incurred                                   250,047                          -
                                                                             --------                    --------
            Fair value of common stock given as consideration                $250,000                   $      -
                                                                             --------                    --------
                                                                             --------                    --------


     Reduction of subordinated notes payable
            as a result of the exercise of related stock
            purchase warrants                                                $127,575                   $      -

     Capital lease and financing obligations
            incurred for equipment                                           $837,000                   $132,227

     Conversion of remaining portion of
            related party note payable to a
            subordinated note payable                                        $200,000                   $      -



     The accompanying notes are an integral part of these statements.

                         CET Environmental Services, Inc.

                           NOTES TO FINANCIAL STATEMENTS

                             December 31, 1995 and 1994

                              (as revised, see Note B)


NOTE A - ORGANIZATION AND DESCRIPTION OF COMPANY

     CET Environmental Services, Inc. (the "Company") was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991 ("Acquisition Date"), Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. The Company provides a variety of consulting and technical services to resolve environmental and health risk problems in the air, water and soil. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North and South America and the Trust Territory of the Pacific Islands.


NOTE B - REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the Company's original issuance of its financial statements for the year ended December 31, 1995, the Company discovered that an accounting error resulted in overstated revenues on one of its significant commercial contracts. The accompanying financial statements have been revised to reflect the correction of this error, resulting in reductions of current assets, current liabilities, and total stockholders' equity of approximately $578,000, $256,000, and $322,000, respectively at December 31, 1995 and reductions of project revenue, net income, pro forma net income and pro forma net income per common share of $578,000, $212,000, $212,000 and $.05 per share, respectively for the year then ended.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONTRACTS IN PROCESS

     Most of the Company's contracts are time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. Revenues are recorded on contracts based upon the labor hours and costs incurred.

                         CET Environmental Services, Inc.

                             December 31, 1995 and 1994

                              (as revised, see Note B)



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     CONTRACTS IN PROCESS - CONTINUED

     Contracts in process consists of the accumulated unbilled labor at contracted rates, material, subcontractor costs and other direct job costs and award fees related to projects in process.

     INVENTORIES

     Inventories consist of various supplies and materials used in the performance of the services related to the Company's projects and are stated at the lower of cost or market.

     EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are recorded at cost. Depreciation and amortization are provided on a straight-line method over the estimated useful lives of the respective assets, usually between 3 to 7 years.

     GOODWILL

     The excess of the purchase price over the estimated fair values of the assets acquired less the liabilities assumed, from the Company's November 1995 purchase of En-Tech, Inc. was recorded as goodwill. Such goodwill is being amortized over a fifteen-year period using the straight-line method.

     ACQUIRED NET ASSETS IN EXCESS OF COST

     The acquisition of the Company by Environmental Operations, Inc. on November 29, 1991 (see Note A), was accounted for as a purchase. The estimated fair value of net assets purchased exceeded the purchase price by approximately $1,472,000 (after a reduction of all long-term assets to zero). The acquired net assets in excess of cost was amortized over a four-year period beginning December 1, 1991. Accumulated amortization amounted to approximately $1,472,000 and $1,135,000 at December 31, 1995 and 1994, respectively.

     INCOME TAXES

     The Company accounts for income taxes on the liability method which requires that deferred tax assets and liabilities be recorded for expense and income items that are recognized in different periods for financial and income tax reporting purposes.

                         CET Environmental Services, Inc.

                              December 31, 1995 and 1994

                                (as revised, see Note B)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     INCOME TAXES - CONTINUED

     From January 1, 1994 to June 14, 1995, income taxes on net earnings were payable personally by the stockholders pursuant to an election under Subchapter S of the Internal Revenue Code not to have the Company taxed as a corporation. However, the Company was liable for state franchise taxes at a rate of 1.5 percent on its net income. Pro forma financial information is presented to show the effects on 1995 and 1994 financial information had the Company not been treated as an S Corporation for income tax purposes. Effective June 15, 1995, the Company terminated its Subchapter S election and began to be taxed as a Subchapter C corporation.

     STOCK SPLIT AND EARNINGS PER SHARE

     Earnings per share has been computed based upon the weighted average number of shares outstanding and equivalent shares outstanding during the year. Equivalent shares relate to shares issuable upon the exercise of stock options and warrants. On March 1, 1995, the Board of Directors of the Company approved a resolution which increased the number of authorized shares from 10,000,000 shares to 20,000,000 shares. Additionally, a stock split was approved which converted each issued and outstanding share into
     291.5 shares. All share and per share data have been retroactively restated to give effect to this stock split.

     ESTIMATED FAIR VALUE INFORMATION

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities, as defined, regardless of whether recognized in the financial statements of the reporting entity. The fair value information does not purport to represent the aggregate net fair value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH:  The carrying amount approximates fair value.

     NOTE PAYABLE - LINE OF CREDIT: The carrying amount approximates fair value as the line of credit has a variable interest rate.

     SUBORDINATED NOTES PAYABLE:   The carrying amount approximates the fair
     value because of the short terms to maturity of the notes (within three months).

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     LONG-TERM DEBT: The fair values are estimated using discounted cash flow analyses, based on the Company's current borrowing rates for similar types of borrowing arrangements.

     RECLASSIFICATIONS

     Certain financial statement reclassifications have been made in 1994 to conform with presentations used in 1995.


NOTE D - CONTRACTS IN PROCESS

     Contracts in process consists of the following at December 31:

                                                            1995        1994
                                                         ----------  ----------
     Government - EPA contracts                          $  832,468  $1,160,972
     Commercial contracts                                 5,209,500   1,577,791
     Award Fees/Project Management - EPA contracts          171,522     221,416
                                                         ----------  ----------
          Totals                                         $6,213,490  $2,960,179
                                                         ----------  ----------
                                                         ----------  ----------

     The Environmental Protection Agency (EPA) awards the Company an award fee for work performed based upon a percentage of sub-contract and material costs incurred plus a percentage of program management fees billed.


NOTE E - SIGNIFICANT CUSTOMERS

     A significant portion of the Company's business is from a contract entered into in March 1991, with the Environmental Protection Agency (EPA) which expires in February 1997. The Company plans to submit a proposal to continue serving the EPA when this contract expires. However, there can be no assurance that the Company will be successful in this endeavor. As of December 31, 1995 and 1994, the net balance of accounts receivable from the EPA was $2,610,539 and $2,220,633, respectively. Revenues from the EPA in 1995 and 1994 amounted to approximately $12.9 million and $15.7 million, respectively.

     Revenues from one commercial customer amounted to approximately $6.8 million in 1995.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)



NOTE F - RELATED PARTY TRANSACTIONS

     In order to meet short term operating needs, the Company, from time to time in 1994 and 1995, borrowed funds (up to $550,000) on a short term basis from a trust fund of a relative of the President. These borrowings bore interest at a rate of 2% per month. Interest expense attributable to these related party borrowings amounted to $44,696 and $27,435 for 1995 and 1994, respectively. There were no borrowings outstanding at December 31, 1995 or 1994.

     The Chairman of the Board and 14% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp. and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 1995 and 1994 for fees amounting to approximately $293,000 and $345,000, respectively.

     In March and April 1995, the Company issued debt securities in a private offering totaling $890,000 of which $680,000 were issued to investors related to Company management (see Note I).


NOTE G - CAPITAL LEASES

     Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                                 1995          1994
                                               ----------    --------
     Vehicles                                  $  882,347    $ 42,439
     Equipment                                    239,117     173,912
                                               ----------    --------
                                                1,121,464     216,351
     Less accumulated depreciation               (167,474)    (67,440)
                                               ----------    --------
          Totals                               $  953,990    $148,911
                                               ----------    --------
                                               ----------    --------

     The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31:

                                                                     1995
                                                                 ----------
                    1996                                         $  344,083
                    1997                                            296,056
                    1998                                            248,291
                    1999                                            223,413
                    2000                                             98,080
                                                                 ----------
             Total minimum lease payments                         1,209,923

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE G - CAPITAL LEASES - Continued

             Less amounts representing estimated
               executory costs (taxes)                         $   260,456
                                                               -----------
             Net minimum lease payments                            949,467
             Less amount representing interest                      79,522
                                                               -----------
             Present value of net minimum lease payments       $   869,945
                                                               -----------
                                                               -----------
             Current portion                                       208,248
             Noncurrent portion                                    661,697
                                                               -----------
                                                               $   869,945
                                                               -----------
                                                               -----------


NOTE H - LINE OF CREDIT AND LONG-TERM DEBT

     At December 31, 1995, the Company had a line of credit facility with a Bank which provided for up to $4,000,000 of available credit to the Company based upon percentages of eligible receivables and contracts in process (as defined in the loan and security agreement). At December 31, 1995 and 1994, eligible borrowings under this agreement were $2,827,858 and $1,437,384, respectively and the Company had borrowings outstanding of $2,424,836 and $1,348,200, respectively. Borrowings under this agreement bear interest at the Bank's base rate plus 1.5% (10.0% at December 31, 1995). Interest is payable monthly. Substantially all of the Company's assets are pledged as collateral for this loan agreement. The loan agreement contains several financial and other covenants with which the Company must comply.

     During March 1996, the Company entered into a business loan agreement, with a different bank, which includes a new line of credit facility to replace the facility in existence at December 31, 1995. The new facility, which has an expiration date of May 1, 1997, increased the amount of available credit to the Company to $6 million based upon a percentage (75%) of eligible receivables (as defined in the loan agreement). Interest will be payable monthly at the Bank's adjusted LIBOR-Rate plus 2% or the Bank's Reference Rate, at the option of the Company. In addition, the Company may borrow up to $800,000 for the purchase of equipment, through May 1, 1997, at which time the unpaid principal will be converted to a fully amortizing loan. Interest will be payable monthly at the Bank's adjusted LIBOR-Rate plus 2.25% or at the Bank's Reference Rate plus .25%, at the option of the Company. This Bank also loaned the Company $600,000 to pay off equipment loans at the former bank. Interest will be payable monthly at the Bank's Reference Rate plus .25%.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)



NOTE H - LINE OF CREDIT AND LONG-TERM DEBT - Continued

     Long-term debt consists of the following at December 31:

                                                               1995     1994
                                                           ----------  --------
     Note payable to bank, collateralized by equipment,
     payable in 48 monthly installments of $7,917 plus
     accrued interest at the bank's base rate plus 2%
     (10.5% at December 31, 1995), beginning
     November 1, 1994.                                       $267,667  $364,108

     Note payable to bank, collateralized by
     equipment, payable in 48 monthly installments
     of $2,187 plus accrued interest at the bank's
     base rate plus 2% (10.5% at December 31, 1995),
     beginning June 1, 1995.                                   89,687         -

     Note payable to bank, collateralized by
     equipment, payable  in 48 monthly installments
     of $4,062 plus accrued interest at the bank's
     base rate plus 2% (10.5% at December 31, 1995),
     beginning July 1, 1995.                                  170,625         -

     Note payable to bank, collateralized by
     equipment, payable in 36 monthly installments
     of $2,378 including interest at 9%, beginning
     December 30, 1995.                                        72,957         -

     Note payable to bank, collateralized by
     equipment, payable in 36 monthly installments
     of $11,267 including interest at 9%, beginning
     January 30, 1996.                                        354,297         -

     Eight installment notes payable to a bank and
     finance companies, collateralized by vehicles,
     payable in monthly installments ranging from
     $182 to $713 including interest ranging from
     9.75% to 18%.                                             67,223         -
                                                           ----------  --------
                                                            1,022,456   364,108

     Less current portion                                     327,503    95,004
                                                           ----------  --------
                                                           $  694,953  $269,104
                                                           ----------  --------
                                                           ----------  --------

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)



NOTE H - LINE OF CREDIT AND LONG-TERM DEBT - Continued

     Scheduled future maturities of these notes for the years ending December 31 are as follows:

                     1996                                       $  327,503
                     1997                                          327,729
                     1998                                          320,171
                     1999                                           42,029
                     2000                                            5,024
                                                                ----------
                                                                $1,022,456
                                                                ----------
                                                                ----------


NOTE I - SUBORDINATED NOTES PAYABLE

     In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the nineteen investors were given a warrant to acquire approximately 1,312 shares of common stock at approximately $1.20 per share, to be exercised on or before December 31, 1996, for an aggregate of 116,768 shares, and a subordinated note for the amount invested. The subordinated notes bore interest at ten percent per annum payable on the first day of each month commencing on April 1, 1995. The subordinated notes are redeemable by the Company at any time upon 60 days' notice to the holders and have a maturity date of March
     1, 1996. Holders of the subordinated notes have a security interest in the Company's accounts receivable and contracts in progress that is subordinate to holders of the senior indebtedness. Investors holding subordinated notes in the aggregate amount of $680,000 are related to Company management. In August 1995, one subordinated note in the amount of $80,000 was paid off. During December 1995, all nineteen of the investors exercised their warrants to purchase a total of 116,768 shares of common stock. Eighteen of the investors exchanged a total of $127,575 of the outstanding subordinated notes and one investor paid $12,600 in cash to exercise his warrants. Interest of approximately $60,000 was paid to the holders of these subordinated notes during 1995.

     On March 1, 1996, $210,625 of the remaining balance of $682,425 of the subordinated notes was paid off. The remaining $471,800 was rolled over into new notes payable February 28, 1997 with interest payable monthly at ten percent per annum.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)

NOTE J - TAXES ON INCOME

     The provision for taxes on income includes the following for the year ended December 31:

                                                             1995        1994
                                                           ---------   --------
                CURRENT
                     Federal                               $ 732,205   $      -
                     State                                   176,635     17,324
                                                           ---------   --------
                                                             908,840     17,324
                                                           ---------   --------
                DEFERRED
                     Federal                                (215,390)         -
                     State                                   (36,658)         -
                                                           ---------   --------
                                                            (252,048)         -
                                                           ---------   --------
                                TOTAL                      $ 656,792   $ 17,324
                                                           ---------   --------
                                                           ---------   --------

     A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision for taxes on income for the year ended December 31, 1995 is as follows:

         Provision for income taxes at Federal
                statutory rate                             $ 915,208
         State income taxes, net of federal benefit          161,507
         Stock options                                        14,638
         Purchase accounting effects
                Negative goodwill                           (134,975)
         S Corporation earnings                             (225,746)
         Other                                               (73,840)
                                                           ---------
                                                           $ 656,792
                                                           ---------
                                                           ---------

     Deferred tax assets and liabilities at December 31, 1995 consist of the following:

         Deferred tax assets
                Accrued salary expense                     $ 154,203
                Allowance for doubtful accounts               58,223
                Other                                         76,904
                                                           ---------
                                                           $ 289,330
                                                           ---------
                                                           ---------

         Deferred tax liability depreciation
            and amortization                               $ (37,282)
                                                           ---------
                                                           ---------

     There were no significant deferred tax assets or liabilities at December 31, 1994.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE K - COMMITMENTS AND CONTINGENCIES

     The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 1998, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

     The following is a summary at December 31, 1995, of the future minimum rents due under noncancellable operating leases:

                 Year Ending
                December 31,
                ------------
                   1996                                          $456,100
                   1997                                           323,100
                   1998                                            83,800
                                                                ---------
                   Total                                        $ 863,000
                                                                ---------
                                                                ---------

     Total rent expense under operating leases for the years ended December 31, 1995 and 1994 was approximately $492,400 and $238,900, respectively.

     Although the Company is involved in litigation in the normal course of its business, management believes that no pending litigation in which the Company is named as a defendant is likely to have a materially adverse effect on the Company's financial position or results of operations.


NOTE L - STOCKHOLDERS' EQUITY

     A reclassification of $498,579 from retained earnings to paid-in capital was made which represented the approximate balance in the Company's S corporation accumulated adjustment account which had not been distributed to shareholders as of June 15, 1995 (date of termination of the Company's S corporation status, see Note C).

     In June 1995, the Company distributed an aggregate of $900,000 to certain shareholders, which aggregate amount is approximately the amount of the tax liabilities of such shareholders resulting from the Company's former Subchapter "S" tax status. The primary source of funds for such distribution was the proceeds from the sale of the Subordinated Notes (Note
     I). Immediately after such distribution, these same shareholders loaned an aggregate of $358,000 to the Company. Such shareholder loans bore interest at 10% and were repaid out of the proceeds of the Company's initial public offering in July 1995.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE L - STOCKHOLDERS' EQUITY - Continued

     In July 1995, the Company completed an initial public offering of 1,200,000 shares of its common stock, and in August 1995, sold an additional 180,000 shares pursuant to an over-allotment option. The net proceeds to the Company from the public offering was approximately $5,800,000.

     In connection with this offering, the Company issued a warrant to the representatives of the underwriters in this offering to purchase up to 120,000 shares of the Company's common stock at $6.00 per share (the "Representatives' Warrant"). The Representatives' Warrant is entitled to the benefit of adjustments in the purchase price and in the number of shares of common stock and/or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger and may be exercised at any time during the four-year period commencing on July 18, 1996. The Representatives' Warrant is restricted from sale, transfer, assignment, or hypothecation until July 18, 1996, except to officers or partners of the underwriters and members of the selling group or their officers and directors.

     On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's common stock. En-Tech is engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provides services in both the public and private sectors. This acquisition was accounted for as a purchase and, accordingly, En-Tech's assets, liabilities and results of operations were included in the December 31, 1995 balance sheet and statement of income since the date of acquisition. En-Tech was merged into the Company effective March 15, 1996.

     On February 9, 1996, the Company filed a registration statement on Form SB-2 to register 402,537 shares of common stock for resale by certain shareholders ("Selling Shareholders"), which shares have been "restricted securities" as defined in Rule 144 under the Securities Act of 1933. None of the proceeds from the sale of the common stock by the Selling Shareholders will be received by the Company.

NOTE M - PROFIT SHARING AND 401(K) PLAN

     The Company maintains a Profit Sharing and 401(K) Plan, which has been in effect since January 1, 1990. All classes of employees meeting the participation requirements are eligible to participate in the Plan. Company contributions to the profit sharing plan are discretionary. The Company does, however, make a matching contribution in the amount of 25% of the first 6% of all elective deferrals. The Company contributed $50,304 and $29,506 for the years ended December 31, 1995 and 1994, respectively.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE N - STOCK OPTIONS

     During March 1994, all options granted under a 1992 stock option plan (619,000 shares) were exercised. Proceeds received on exercise of the options were $2,123.

     On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the "Plan") for key personnel. A total of 550,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock options (the "Options") which may be granted to full-time employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") and may determine when each Option becomes exercisable, the duration of the exercise period for Options and for form of the instruments evidencing Options granted under the Plan.

     The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000. The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100 percent of the fair market value of the Company's common stock on the date of grant. However, any Option granted under the Plan to a person owning more than 10 percent of the Company's common stock shall be at a price of at least 110 percent of such fair market value. During May 1995, options for 181,000 shares of common stock had been granted under the Plan, at an exercise price of $3.50 per share, of which options for 90,500 shares will vest over a five-year period commencing May 1, 1996 and the remaining options for 90,500 shares will vest only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $36,596 in 1995 relating to these options. Compensation expense of $42,717 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

     Options to purchase 5,000 shares of common stock at $3.50 per share, granted in May 1995, were canceled prior to December 31, 1995 due to the termination of the employment of one employee.

     As of December 31, 1995, options to purchase 10,000 shares at $3.50 per share are exercisable and options to purchase 20,800 shares become exercisable during 1996 at prices ranging from $3.50 to $9.90 per share.

                       CET Environmental Services, Inc.

                          December 31, 1995 and 1994

                           (as revised, see Note B)


NOTE N - STOCK OPTIONS - Continued

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or continuing to recognize compensation expense under existing accounting pronouncements and to provide pro forma disclosures of net income and, if presented, income per share, as if the above mentioned fair value method of accounting was used in determining compensation expense. Additionally, the statement requires that all equity awards granted to nonemployees such as suppliers of goods and services be recognized based on fair value. Although, the Company intends to adopt this statement in the first quarter of 1996, it has not yet determined the impact of adopting this statement.

     During January and February 1996, the Company granted options to purchase 40,000 shares of common stock at exercise prices ranging from $9.70 to $9.90 per share.

NOTE O - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                         Carrying Amount   Estimated Fair Value
                                         ---------------   --------------------
          Cash                             $  476,655           $  476,655
          Note payable - line of credit     2,424,836            2,424,836
          Subordinated notes payable          682,425              682,425
          Long-term debt                    1,022,456            1,012,509

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CET ENVIRONMENTAL SERVICES, INC.



Dated: July 15, 1996                   By   /s/ STEVEN H. DAVIS
                                          ----------------------------------
                                            Steven H. Davis, President