Form 10QSB/A
period 1996-03-31
CET ENVIRONMENTAL SERVICES INC
filed 1996-07-18
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission File Number: 1-13852

                        CET ENVIRONMENTAL SERVICES, INC.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         California                                     33-0285964
- ----------------------------                ---------------------------------
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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS

ASSETS

                                            MARCH 31,        DECEMBER 31,
                                              1996               1995
                                           (UNAUDITED)       (UNAUDITED)

CURRENT ASSETS:
  Cash                                      $  610,116       $   476,655
  Accounts receivable, less allowance
  for doubtful accounts of $172,358
  in 1996 and $135,404 in 1995               8,907,008        13,356,823

  Contracts in process                       5,869,025         6,213,490

  Prepaid expenses and other
  current assets                               923,673         1,198,241
                                           -----------       -----------
       Total Current Assets                 16,309,822        21,245,209
                                           -----------       -----------
EQUIPMENT AND IMPROVEMENTS, NET              4,323,019         3,983,902

OTHER ASSETS                                   525,040           478,740
                                           -----------       -----------
                                           $21,157,881       $25,707,851
                                           -----------       -----------

The accompanying notes are an integral part of these statements.

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                            MARCH 31,        DECEMBER 31,
                                              1996               1995
                                           (UNAUDITED)       (UNAUDITED)

CURRENT LIABILITIES:
   Note payable - line of credit           $   865,079       $ 2,424,836
   Subordinated notes payable                  471,800           682,425
   Accounts payable                          3,344,861         7,857,824
   Accrued expenses                          3,515,563         2,103,015
   Current portion of long-term
    debt and capital lease obligations         399,219           535,751
                                           -----------       -----------
       Total current liabilities             8,596,522        13,603,851

DEFERRED INCOME TAXES                           37,282            37,282

LONG-TERM DEBT AND CAPITAL LEASE
   OBLIGATIONS                               1,580,561         1,356,650

COMMITMENTS AND CONTINGENT LIABILITIES             --                --

STOCKHOLDERS' EQUITY:
   Common stock (no par value) -
    authorized 20,000,000 shares;
    issued and outstanding 5,066,537
    shares in 1996 and 1995                  6,165,977         6,165,977
   Paid-in capital                             540,264           535,175
   Retained earnings                         4,237,275         4,008,916
                                           -----------       -----------
      Total stockholders' equity            10,943,516        10,710,068
                                           -----------       -----------
                                           $21,157,881       $25,707,851
                                           -----------       -----------

The accompanying notes are an integral part of these statements.

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED MARCH 31,
                                              1996               1995
                                           (UNAUDITED)       (UNAUDITED)

PROJECT REVENUE                            $12,544,880       $ 6,665,529

PROJECT COSTS:
   Direct                                    8,924,989         4,662,458
   Indirect                                  1,572,545           775,973
                                           -----------       -----------
                                            10,497,534         5,438,431
                                           -----------       -----------
      Gross profit                           2,047,346         1,227,098
                                           -----------       -----------
OTHER OPERATING EXPENSES (INCOME)
   Selling                                     811,936           359,140
   General and administrative                  789,763           332,331
   Amortization of excess of
    acquired net assets in excess of
    cost                                          --             (92,028)
                                           -----------       -----------
                                             1,601,699           599,443
                                           -----------       -----------
      Operating income                         445,647           627,655
                                           -----------       -----------
OTHER INCOME (EXPENSE), NET                    (65,288)          (52,445)

   Income before taxes on income               380,359           575,210
   Taxes on income                             152,000             8,628
                                           -----------       -----------
NET INCOME                                 $   228,359       $   566,582
                                           -----------       -----------

Weighted average number of shares
   outstanding                               5,072,993         3,677,044
                                           -----------       -----------
Net income per common share                $      0.05
                                           -----------

PRO FORMA INFORMATION <NOTE 4>
   Historical income before taxes on
    income                                                   $   575,210
   Pro forma income taxes                                        193,262
                                                             -----------
   Pro forma net income                                      $   381,948
                                                             -----------
   Pro forma net income per common share                     $      0.10
                                                             -----------

The accompanying notes are an integral part of these statements.

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED MARCH 31,
                                              1996               1995
                                           (UNAUDITED)       (UNAUDITED)

INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                               $   228,359       $   566,582
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization             275,511            77,502
     Amortization of acquired net
      assets in excess of cost                    --             (92,028)
     Provision for bad debts                    36,954            22,563
     Employee stock option plan                  5,089              --
     Changes in operating assets and
      liabilities:
       Decrease (Increase) in accounts
        receivable                           4,412,861        (1,150,384)
       (Decrease)Increase in contracts
        in process                             344,465          (843,164)
       Decrease (Increase) in prepaid
        expenses and other assets              219,816          (249,302)
       (Decrease) Increase in accounts
        payable and accrued expenses        (3,100,415)        1,216,252
                                           -----------       -----------
         Net cash provided by (used in)
         operating activities                2,422,640          (451,979)
                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                      (398,757)         (491,837)
                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of subordinated
    and long-term debt                            --             750,000
   Payments on long-term debt and capital
    lease obligations                         (120,040)          (46,072)
   Borrowings from related party trust
    fund                                          --             150,000
   Proceeds from credit line loan,
    net of payments                         (1,559,757)          176,488
   Payments on loans from shareholders        (210,625)             --
   Distributions paid                             --             (13,500)
                                           -----------       -----------
         Net cash used by financing
         activities                         (1,890,422)        1,016,916
                                           -----------       -----------
INCREASE IN CASH                               133,461            73,100

Cash at the beginning of period                476,655           431,955
                                           -----------       -----------
Cash at end of period                      $   610,116       $   505,055
                                           -----------       -----------

The accompanying notes are an integral part of these statements.

CET ENVIRONMENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                            THREE MONTHS ENDED MARCH 31,
                                              1996               1995
                                           (UNAUDITED)       (UNAUDITED)

Supplemental disclosures to cash
  flow information:
    Cash paid during the period:
     Interest                              $   101,699       $    61,478
                                           -----------       -----------
     Income taxes                          $   605,445       $      --
                                           -----------       -----------
Capital lease and equipment financing
   obligations incurred                    $   207,419       $    76,625
                                           -----------       -----------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Project revenue for the first quarter of 1996 was $12,544,880, an increase of 88.2% or $5,879,351 from $ 6,665,529 for the first quarter of 1995 due to the growth of the commercial business in all office locations. The composition of revenues also changed between the first quarter of 1995 and the first quarter of 1996. In the first quarter of 1995, 33.7% of total project revenue or $2,244,083 was derived from one contract with the U. S. Environmental
Protection Agency.   In the first quarter of 1996, the revenue from this
contract was $1,978,534 or 15.8% of total project revenue.

Gross profit increased 66.8% between the first quarter of 1995 and the first quarter of 1996. The improvement in the gross profit margin reflects an increase in commercial business where the Company is able to obtain higher gross profit margins. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. Net income was $228,359 for the first quarter of 1996, a decrease of 40.2%, from $381,948 for the first quarter of 1995. This decrease resulted from increases in both selling expenses and general and administrative expenses as discussed in the following paragraphs.

Selling expenses for the first quarter of 1996 increased by $452,796 from the first quarter of 1995 due to additional sales professionals resulting from management's commitment to a formal sales/bid and proposal staff. Selling expense was 6.5% of project revenues for the first quarter of 1996 and was 5.4% of project revenue for the first quarter of 1995.

General and administrative expenses for the first quarter of 1996 increased by $457,432 from the first quarter of 1995 primarily due to increases in personnel and insurance costs. General and administrative expenses were 6.3% of project revenues for the first quarter of 1996 and 5.0% of project revenues for the first quarter of 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company was in a strong financial condition with working capital of $7,713,300 as compared to working capital of $7,641,358 as of December 31, 1995. The increase was primarily due to the receipt of approximately $5,810,000 in net proceeds from the Company's initial public offering, which was closed during July 1995, which enabled the Company to decrease the overall amount of debt outstanding.

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

                                     CET ENVIRONMENTAL SERVICES, INC.


                                     By:/s/ Steven H. Davis
                                        Steven H. Davis
                                        President


                                     By:/s/ Keith J. Conti
                                        Keith J. Conti
                                        Chief Accounting Officer
Date: July 18, 1996

                           EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically