Form 10-Q
period 1996-06-30
CET ENVIRONMENTAL SERVICES INC
filed 1996-08-14
CIK 944627

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                           FORM 10-QSB


(Mark One)
(  x  )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                OR

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the transition period from ----- to -----


                  Commission File Number 1-13852


                 CET Environmental Services, Inc.
(Exact name of small business issuer as specified in its charter)


        California                                     33-0285964
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                 14761 Bentley Circle, Tustin, CA
             (Address of principal executive offices)


                              92780
                            (Zip Code)


  Issuer's telephone number, including area code: (714) 505-1800



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes --X--        No -----



As of August 14, 1996, 5,066,537 shares of common stock, no par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes ----  No --X--

PART I -              FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                 CET ENVIRONMENTAL SERVICES, INC.

                     CONDENSED BALANCE SHEETS

                              ASSETS


                                              June 30, 1996  December 31, 1995
                                               (unaudited)      (unaudited)
                                              -------------  -----------------

CURRENT ASSETS:

  Cash. . . . . . . . . . . . . . . . . . . . .$   225,547      $   476,655

  Accounts receivable, less allowance for
  doubtful accounts of $188,288 in 1996 and
  $135,404 in 1995. . . . . . . . . . . . . . . 10,217,176       13,356,823

  Contracts in process. . . . . . . . . . . . .  6,921,972        6,213,490

  Prepaid expenses and other current assets . .    993,178        1,198,241
                                               -----------      -----------
     Total Current Assets . . . . . . . . . . . 18,357,873       21,245,209

EQUIPMENT AND IMPROVEMENTS, NET . . . . . . . .  4,500,050        3,983,902

OTHER ASSETS. . . . . . . . . . . . . . . . . .    491,957          478,740
                                               -----------      -----------
                                               $23,349,880      $25,707,851
                                               -----------      -----------
                                               -----------      -----------





















 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.
                     CONDENSED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                              June 30, 1996  December 31, 1995
                                               (unaudited)      (unaudited)
                                              -------------  -----------------

CURRENT LIABILITIES

  Note payable-line of credit. . . . . . . . . $ 4,200,650      $ 2,424,836

  Subordinated notes payable . . . . . . . . .     471,800          682,425

  Accounts payable . . . . . . . . . . . . . .   3,930,411        7,857,824

  Accrued expenses . . . . . . . . . . . . . .   1,571,788        2,103,015

  Current portion of long-term debt and
  capital lease obligations. . . . . . . . . .     650,730          535,751
                                               -----------      -----------
     Total current liabilities . . . . . . . .  10,825,379       13,603,851

DEFERRED INCOME TAXES. . . . . . . . . . . . .      37,282           37,282

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .   1,506,483        1,356,650

COMMITMENTS AND CONTINGENT LIABILITIES . . . .          --               --

STOCKHOLDERS' EQUITY

  Common stock (no par value) authorized
  20,000,000 shares; issued and outstanding
  5,066,537 shares in 1996 and 1995. . . . . .   6,165,977        6,165,977

  Paid-in capital. . . . . . . . . . . . . . .     545,353          535,175

  Retained earnings. . . . . . . . . . . . . .   4,269,406        4,008,916
                                               -----------      -----------
     Total stockholders' equity. . . . . . . .  10,980,736       10,710,068
                                               -----------      -----------
                                               $23,349,880      $25,707,851
                                               -----------      -----------
                                               -----------      -----------











 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.
                  CONDENSED STATEMENTS OF INCOME


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      1996           1995
                                                   (unaudited)    (unaudited)
                                                   -----------    ----------
PROJECT REVENUE. . . . . . . . . . . . . . . . . . $14,468,821    $9,719,662

PROJECT COSTS

     Direct. . . . . . . . . . . . . . . . . . . .  10,547,377     6,942,501
     Indirect. . . . . . . . . . . . . . . . . . .   2,094,780     1,278,428
                                                   -----------    ----------
                                                    12,642,157     8,220,929
                                                   -----------    ----------
          Gross profit . . . . . . . . . . . . . .   1,826,664     1,498,733
                                                   -----------    ----------
OTHER OPERATING EXPENSES (INCOME)

     Selling . . . . . . . . . . . . . . . . . . .     928,985       416,988
     General and administrative. . . . . . . . . .     607,180       415,441
     Amortization of excess of acquired net assets
       in excess of cost . . . . . . . . . . . . .          --       (92,028)
                                                   -----------    ----------
                                                     1,536,165       740,401
                                                   -----------    ----------
          Operating income . . . . . . . . . . . .     290,499       758,332
                                                   -----------    ----------
OTHER INCOME (EXPENSE), NET. . . . . . . . . . . .    (236,768)      (67,045)

  Income before taxes on income. . . . . . . . . .      53,731       691,287
  Taxes on income. . . . . . . . . . . . . . . . .      21,600       191,372
                                                   -----------    ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . $    32,131    $  499,915
                                                   -----------    ----------
                                                   -----------    ----------
Weighted average number of shares outstanding. . .   5,083,580     3,677,044
                                                   -----------    ----------
                                                   -----------    ----------
Net income per common share. . . . . . . . . . . . $      0.01
                                                   -----------
                                                   -----------

PRO FORMA INFORMATION (NOTE 4)

Historical income before taxes on income . . . . .                $  691,287
Pro forma income taxes . . . . . . . . . . . . . .                   239,714
                                                                  ----------
Pro forma net income . . . . . . . . . . . . . . .                $  451,573
                                                                  ----------
                                                                  ----------
Pro forma net income per common share. . . . . . .                $     0.12
                                                                  ----------
                                                                  ----------
 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.
                  CONDENSED STATEMENTS OF INCOME

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1996           1995
                                                   (unaudited)    (unaudited)
                                                   -----------   -----------

PROJECT REVENUE. . . . . . . . . . . . . . . . . . $27,013,701   $16,385,191

PROJECT COSTS

     Direct. . . . . . . . . . . . . . . . . . . .  19,472,366    11,604,959
     Indirect. . . . . . . . . . . . . . . . . . .   3,667,325     2,054,401
                                                   -----------   -----------
                                                    23,139,691    13,659,360
                                                   -----------   -----------
          Gross profit . . . . . . . . . . . . . .   3,874,010     2,725,831
                                                   -----------   -----------
OTHER OPERATING EXPENSES (INCOME)

     Selling . . . . . . . . . . . . . . . . . . .   1,740,921       776,128
     General and administrative. . . . . . . . . .   1,396,943       747,772
     Amortization of excess of acquired net assets
       in excess of cost . . . . . . . . . . . . .          --      (184,056)
                                                   -----------   -----------
                                                     3,137,864     1,339,844
                                                   -----------   -----------
          Operating income . . . . . . . . . . . .     736,146     1,385,987
                                                   -----------   -----------
OTHER INCOME (EXPENSE), NET. . . . . . . . . . . .    (302,056)     (119,490)

  Income before taxes on income. . . . . . . . . .     434,090     1,266,497
  Taxes on income. . . . . . . . . . . . . . . . .     173,600       200,000
                                                   -----------   -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . $   260,490   $ 1,066,497
                                                   -----------   -----------
                                                   -----------   -----------
Weighted average number of shares outstanding. . .   5,083,225     3,677,044
                                                   -----------   -----------
                                                   -----------   -----------
Net income per common share. . . . . . . . . . . . $      0.05
                                                   -----------
                                                   -----------
PRO FORMA INFORMATION (NOTE 4)

Historical income before taxes on income . . . . .               $ 1,266,497
Pro forma income taxes . . . . . . . . . . . . . .                   432,976
                                                                 -----------
Pro forma net income . . . . . . . . . . . . . . .               $   833,521
                                                                 -----------
                                                                 -----------
Pro forma net income per common share. . . . . . .               $      0.23
                                                                 -----------
                                                                 -----------

 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       1996         1995
                                                   (unaudited)   (unaudited)
                                                   -----------   -----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . $   260,490   $ 1,066,497
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . .     615,767       204,205
    Amortization of acquired net assets in
      excess of cost . . . . . . . . . . . . . . .          --      (184,056)
    Provision for bad debts. . . . . . . . . . . .      71,200        51,907
    Employee stock option plan . . . . . . . . . .      10,178            --
    Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable .   3,068,447    (2,013,266)
      Increase in contracts in process . . . . . .    (708,482)   (2,515,489)
      Decrease (Increase) in prepaid expenses
        and other assets . . . . . . . . . . . . .     177,055      (340,504)
      (Decrease) Increase in accounts payable
        and accrued expenses . . . . . . . . . . .  (4,458,640)    2,838,132
                                                   -----------   -----------
          Net cash used in operating activities. .    (963,985)     (892,574)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment. . . . . . . . . . . . . .    (798,952)   (1,316,060)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of subordinated and
    long-term debt . . . . . . . . . . . . . . . .          --     1,189,996
  Payments on long-term debt and capital lease
    obligations. . . . . . . . . . . . . . . . . .     (53,360)     (109,035)
  Proceeds from issuance of notes to shareholders           --       357,865
  Borrowings from related party trust fund . . . .          --       750,000
  Payments on related party trust fund notes . . .          --      (400,000)
  Proceeds from credit line loan, net of payments    1,775,814     1,101,666
  Payments on loans from shareholders. . . . . . .    (210,625)           --
  Distributions paid . . . . . . . . . . . . . . .          --      (927,102)
                                                   -----------   -----------
          Net cash provided by financing activities  1,511,829     1,963,390
                                                   -----------   -----------











 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Continued)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                       1996         1995
                                                   (unaudited)   (unaudited)
                                                   -----------   -----------

DECREASE IN CASH . . . . . . . . . . . . . . . . .    (251,108)     (245,244)

Cash at the beginning of period. . . . . . . . . .     476,655       431,955
                                                   -----------   -----------
Cash at end of period. . . . . . . . . . . . . . . $   225,547   $   186,711
                                                   -----------   -----------
                                                   -----------   -----------
Supplemental disclosures to cash flow information:
Cash paid during the period
     Interest. . . . . . . . . . . . . . . . . . . $   339,960   $   123,260
                                                   -----------   -----------
                                                   -----------   -----------
     Income taxes. . . . . . . . . . . . . . . . . $ 1,245,345   $        --
                                                   -----------   -----------
                                                   -----------   -----------
Capital lease and equipment financing obligations
  incurred . . . . . . . . . . . . . . . . . . . . $   318,172   $   495,856
                                                   -----------   -----------
                                                   -----------   -----------




























 The accompanying notes are an integral part of these statements.

                 CET ENVIRONMENTAL SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996
                           (unaudited)

Note 1.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

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

Note 4.

The Pro Forma Statements of Income for the three-month and six-month periods ended June 30, 1995 reflect the Company's operations as if it were a "C" Corporation during these periods. The Company converted from an "S" Corporation to a "C" Corporation on June 15, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

As of June 30, 1996, the Company remained in a strong financial condition. Although current assets decreased by $2,887,336 during the first six months of 1996, this decrease was mostly offset by a decrease in current liabilities of $2,778,472. The decrease in current assets primarily resulted from a decrease in accounts receivable of $3,139,647 which was due to collections of receivables which were built up during the fourth quarter of 1995. The modest increase in contracts in process of $708,482, which resulted from increasing volumes of business, offset this decrease in accounts receivable. In addition, prepaid expenses and other current assets decreased by $205,063 primarily due to the amortization of the prepaid insurance for policies which had terms running through June 30, 1996.

The decrease in current liabilities discussed above was largely the result of the decrease in accounts payable of $3,927,413 which corresponds with the decrease in accounts receivable also noted above. The Company experienced build ups of large volumes of work during the fourth quarter of 1995 which resulted in the large balances of accounts receivable and payable at year end 1995. The decrease in current liabilities included an increase in the note payable line of credit of $1,775,814 which proceeds were used to finance current operations and equipment acquisitions.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Project revenue for the second quarter of 1996 was $14,468,821, an increase of 48.9% or $4,749,159 from $ 9,719,662 for the second quarter of 1995 due to the growth of the commercial business in all office locations. The four offices added in the Gulf Coast during the second quarter of 1995 contributed only $369,981 or 3.8% of total project revenues to that quarter. In contrast, these same four offices comprised $2,598,455 or 18.0% of total project revenues for the second quarter of 1996. The composition of revenues also changed between the second quarter of 1995 and the second quarter of 1996. In the second quarter of 1995, 38.7% of total project revenue or $3,760,610 was derived from one contract with the U.S. Environmental Protection Agency. In the second quarter of 1996, the revenue from this contract was $2,720,687 or 18.8% of total project revenue.

Gross profit increased 21.9% between the second quarter of 1995 and the second quarter of 1996 although the gross profit margin decreased from 15.4% to 12.6% during the same period. The improvement in the gross profit reflects an increase in commercial business which yields higher gross profit margins. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. The decrease in the gross profit margin resulted from increased direct and indirect project costs. The increase in direct project costs of 51.9% or $3,604,876 closely followed the 48.9% increase in project revenue. The 63.9% increase in indirect project costs was primarily the result of increased payroll related costs and depreciation and amortization. The increased payroll related costs for second quarter of 1996 included a full quarter of activity for the Gulf Coast offices, which were opened during the second quarter of 1995, and also resulted from increased Company-wide staffing levels needed to meet the growth in project activity. The various equipment and improvements acquired during the second quarter of 1995 were fully on the depreciation rolls during the second quarter of 1996.

Net income was $32,131 for the second quarter of 1996, a decrease of 92.9%, from $451,573 for the second quarter of 1995. This decrease resulted from increases in selling expenses, general and administrative expenses, and interest expense as discussed in the following paragraphs.

Selling expenses for the second quarter of 1996 increased by $511,997 or 122.8% from the second quarter of 1995 due to additional sales professionals resulting from management's continued commitment to a formal sales/bid and proposal staff. Selling expense was 6.4% of project revenues for the second quarter of 1996 and was 4.3% of project revenue for the second quarter of 1995.

General and administrative expenses for the second quarter of 1996 increased by $191,739 or 46.2% from the second quarter of 1995 primarily due to increases in insurance, legal, accounting and data processing software/maintenance costs. General and administrative expenses as a percent of project revenues remained relatively constant at 4.2% for the second quarter of 1996 and 4.3% for the second quarter of 1995.

Interest expense for the second quarter of 1996 increased $174,953 or 283.0% from the second quarter of 1995. The increase is due primarily to borrowings from the Company's line of credit and equipment loans.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Project revenue for the six months ended June 30, 1996 was $27,013,701, an increase of 64.9% or $10,628,510 from $ 16,385,191 for the six months ended June 30, 1995 due to the growth of the commercial business in all but one office location. The four offices added in the Gulf Coast during the second quarter of 1995 contributed only $369,981 or 3.8% of total project revenues to the six months ended June 30, 1995. In contrast, these same four offices comprised $6,411,995 or 23.7% of total project revenues for the six months ended June 30, 1996. The composition of revenues also changed between the six months ended June 30, 1995 and the six months ended June 30, 1996. During the first six months of 1995, 36.6% of total project revenue or $6,004,693 was derived from one contract with the U. S. Environmental Protection Agency whereas during the same period of 1996, the revenue from this contract was $4,699,221 or 17.4% of total project revenue.

Gross profit increased 42.1% or $1,148,179 between the six months ended June 30, 1995 and the six months ended June 30, 1996 although the gross profit margin decreased from 16.6% to 14.3% during the same period. The improvement in the gross profit reflects an increase in commercial business where the Company is able to obtain higher gross profit margins. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. The decrease in the gross profit margin resulted from increased direct and indirect project costs. The increase in direct project costs of 67.8% or $7,867,407 closely followed the 64.9% increase in project revenue. The 78.5% increase in indirect project costs was primarily the result of increased payroll related costs and depreciation and amortization. The increased payroll related costs for six months ended June 30, 1996 included a full period of activity for the Gulf Coast offices, which were opened during the second quarter of 1995, and also resulted from increased Company-wide staffing levels needed to meet the growth in project activity. The various equipment and improvements acquired during the six months ended June 30, 1995 were fully on the depreciation rolls during the six months ended June 30, 1996.

Net income was $260,490 for the six months ended June 30, 1996, a decrease of 75.6%, from $1,066,497 for the six months ended June 30, 1995. This decrease resulted from increases in selling expenses, general and administrative expenses, and interest expense as discussed in the following paragraphs. In addition, the first six months of 1996 did not include amortization of acquired net assets in excess of cost as the costs had become fully amortized by the end of November 1995. The first six months of 1995 included $184,056 of amortization which resulted in decreased expenses for the period.

Selling expenses for the six months ended June 30, 1996 increased by $964,793 or 124.3% from the six months ended June 30, 1995 due to additional sales professionals resulting from management's continued commitment to a formal sales/bid and proposal staff. Selling expense was 6.4% of project revenues for the six months ended June 30, 1996 and was 4.7% of project revenue for the six months ended June 30, 1995.

General and administrative expenses for the first six months of 1996 increased by $649,171 or 86.8% from the first six months of 1995 primarily due to increases in legal, accounting and data processing software/maintenance costs. General and administrative expenses as a percent of project revenues showed a modest increase to 5.2% for the six months ended June 30, 1996 and 4.6% for the six months ended June 30, 1995.

Interest expense for the six months ended June 30, 1996 increased $178,820 or 145.1% from the six months ended June 30, 1995. The increase is due primarily to borrowings from the Company's line of credit and equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company was in a strong financial condition with working capital of $7,532,494 which remained relatively constant as compared with working capital of $7,641,358 as of December 31, 1995.

A total amount of $210,625 of the remaining balance of $682,425 of the subordinated notes payable outstanding at December 31, 1995 was paid off at the March 1, 1996 maturity date. The remaining $471,800 was rolled over into new notes due in one year with interest payable monthly at 10 percent.

In March 1996, the Company established a $6,000,000 revolving line of credit with Union Bank which replaced the previous banking relationship with Comerica Bank. The new line of credit, which has an expiration date of May 1, 1997, provides more favorable accounts receivable flexibility and, coupled with the increased borrowing capacity, is sufficient to satisfy the Company's immediate working capital requirements. As of June 30, 1996, the Company had outstanding borrowings of $4,200,650 under this line of credit. In addition, the Company has a commitment from the bank under which it may borrow up to $800,000 for the purchase of equipment. As of June 30, 1996, no amount had yet been advanced under this commitment.

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

Management believes that funds provided from operations and the short term line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

                            PART II
                        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                27        Financial Data Schedule     Filed herewith
                                                      electronically

         (b) Reports on Form 8-K
             None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CET ENVIRONMENTAL SERVICES, INC.



Dated: August 14, 1996          By:/s/ Steven H. Davis
                                   Steven H. Davis, President



Dated: August 14, 1996          By:/s/ Keith J. Conti
                                   Keith J. Conti, Chief Accounting
                                   Officer