Form 10QSB
period 1996-09-30
CET ENVIRONMENTAL SERVICES INC
filed 1996-11-15
CIK 944627

===============================================================================

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-QSB


(Mark One)
(  x  )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR


(     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


                  For the transition period from       to



                            Commission File Number 1-13852

                           CET ENVIRONMENTAL SERVICES, INC.
          (Exact name of small business issuer as specified in its charter)


          California                                            33-0285964
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

   14761 Bentley Circle, Tustin, CA                                92780
(Address of principal executive offices)                         (Zip Code)

            Issuer's telephone number, including area code: (714) 505-1800


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

As of November 14, 1996, 5,066,537 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

===============================================================================

                                        PART I
                                FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                           CET ENVIRONMENTAL SERVICES, INC.
                               CONDENSED BALANCE SHEETS

                                        ASSETS

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1996               1995
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      ------------
CURRENT ASSETS:
Cash.......................................      $   270,542        $   476,655
Accounts receivable, less allowance for
  doubtful accounts of $433,369 in 1996
  and $135,404 in 1995.....................        8,383,598         13,356,823
Contracts in process.......................        7,107,077          6,213,490
Prepaid expenses and other current assets..        1,621,864          1,198,241
                                                 -----------        -----------
    Total Current Assets...................       17,383,081         21,245,209
EQUIPMENT AND IMPROVEMENTS, NET............        4,833,183          3,983,902
OTHER ASSETS...............................          525,505            478,740
                                                 -----------        -----------
                                                 $22,741,769        $25,707,851
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                           CONDENSED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1996               1995
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      ------------
CURRENT LIABILITIES
  Note payable--line of credit.............      $ 4,200,650        $ 2,424,836
  Other notes payable......................          671,800            682,425
  Accounts payable.........................        5,371,549          7,857,824
  Accrued expenses.........................        2,086,991          2,103,015
  Current portion of long-term debt and
    capital lease obligations..............          666,345            535,751
                                                 -----------        -----------
      Total current liabilities............       12,997,335         13,603,851
DEFERRED INCOME TAXES......................           37,282             37,282
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS..............................        1,545,378          1,356,650
COMMITMENTS AND CONTINGENT LIABILITIES.....              --                 --
STOCKHOLDERS' EQUITY
  Common stock (no par value)--authorized
    20,000,000 shares; issued and
    outstanding 5,066,537 shares in 1996
    and 1995...............................        6,165,977          6,165,977
  Paid-in capital..........................          550,442            535,175
  Retained earnings........................        1,445,355          4,008,916
                                                 -----------        -----------
      Total stockholders' equity...........        8,161,774         10,710,068
                                                 -----------        -----------
                                                 $22,741,769        $25,707,851
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                    1996               1995
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      ------------
PROJECT REVENUE............................      $12,994,919        $12,781,360
PROJECT COSTS
  Direct...................................       11,470,294          9,421,620
  Indirect.................................        2,322,852          1,460,689
                                                 -----------        -----------
                                                  13,793,146         10,882,309
                                                 -----------        -----------
    Gross profit...........................         (798,227)         1,899,051
                                                 -----------        -----------
OTHER OPERATING EXPENSES (INCOME)
  Selling..................................          918,412            561,061
  General and administrative...............          994,761            540,383
  Amortization of excess of acquired net
    assets in excess of cost...............              --             (92,028)
                                                 -----------        -----------
                                                   1,913,173          1,009,416
                                                 -----------        -----------
      Operating (loss) income..............       (2,711,400)           889,635
                                                 -----------        -----------
OTHER INCOME (EXPENSE), NET................         (276,251)           (84,703)
(Loss) income before income taxes..........       (2,987,651)           804,932
(Credit) provision for income taxes........         (163,600)           286,000
                                                 -----------        -----------
NET (LOSS) INCOME..........................      $(2,824,051)       $   518,932
                                                 ===========        ===========
Weighted average number of shares
  outstanding..............................        5,079,572          4,754,192
                                                 ===========        ===========
Net loss per common share..................      $     (0.56)       $      0.11
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                    1996               1995
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      ------------
PROJECT REVENUE............................      $40,008,620        $29,166,551
PROJECT COSTS
  Direct...................................       30,942,660         21,026,579
  Indirect.................................        5,990,177          3,515,090
                                                 -----------        -----------
                                                  36,932,837         24,541,669
                                                 -----------        -----------
    Gross profit...........................        3,075,783          4,624,882
                                                 -----------        -----------
OTHER OPERATING EXPENSES (INCOME)
  Selling..................................        2,659,333          1,337,189
  General and administrative...............        2,391,704          1,288,155
  Amortization of excess of acquired net
    assets in excess of cost...............              --            (276,084)
                                                 -----------        -----------
                                                   5,051,037          2,349,260
                                                 -----------        -----------
      Operating (loss) income..............       (1,975,254)         2,275,622
                                                 -----------        -----------
OTHER INCOME (EXPENSE), NET................         (578,307)          (204,193)
(Loss) income before income taxes..........       (2,553,561)         2,071,429
Provision for income taxes.................           10,000            486,000
                                                 -----------        -----------
NET (LOSS) INCOME..........................      $(2,563,561)       $ 1,585,429
                                                 ===========        ===========
Weighted average number of shares
  outstanding..............................        5,078,715          4,071,876
                                                 ===========        ===========
Net (loss) income per common share.........      $     (0.50)
                                                 ===========
PRO FORMA INFORMATION (NOTE 4)
Historical income before taxes on income...                         $ 2,071,429
Pro forma income taxes.....................                             718,574
                                                                    -----------
Pro forma net income.......................                         $ 1,352,855
                                                                    ===========
Pro forma net income per common share......                         $      0.33
                                                                    ===========

        The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                    1996               1995
                                                 (UNAUDITED)        (UNAUDITED)
                                                -------------      ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income........................      $(2,563,561)       $ 1,585,429
  Adjustments to reconcile net (loss)
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization........          924,748            376,887
      Amortization of acquired net assets
        in excess of cost..................              --            (276,085)
      Provision for bad debts..............          298,200             94,895
      Employee stock option plan...........           15,267                --
      Loss on sale of equipment............            9,422                --
      Changes in operating assets and
        liabilities:
          Decrease (Increase) in accounts
            receivable.....................        4,675,025         (2,698,735)
          Increase in contracts in process.         (893,587)        (6,133,133)
          Increase in prepaid expenses and
            other assets...................         (491,518)          (534,304)
          (Decrease) Increase in accounts
            payable and accrued expenses...       (2,502,299)         4,392,486
                                                 -----------        -----------
              Net cash used in operating
                activities.................         (528,303)        (3,192,560)
                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment....................       (1,143,527)        (2,355,959)
                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
    and long-term debt.....................          124,940          1,189,996
  Payments on long-term debt and capital
    lease obligations......................         (424,412)          (398,699)
  Proceeds from issuance of notes to
    shareholders...........................              --             357,865
  Repayment of notes to shareholders.......              --            (357,865)
  Borrowings from related party trust fund.              --             900,000
  Payments on related party trust fund
    notes..................................              --            (750,000)
  Proceeds from credit line loan, net of
    payments...............................        1,775,814           (540,712)
  Proceeds from loans from shareholders....          200,000                --
  Payments on loans from shareholders......         (210,625)               --
  Proceeds from issuance of stock..........              --           5,802,246
  Distributions paid.......................              --            (927,102)
                                                 -----------        -----------
              Net cash provided by
                financing activities.......        1,465,717          5,275,729
                                                 -----------        -----------
DECREASE IN CASH...........................         (206,113)          (272,790)
Cash at the beginning of period............          476,655            431,955
                                                 -----------        -----------
Cash at end of period......................      $   270,542        $   159,165
                                                 ===========        ===========
Supplemental disclosures to cash flow
information:
Cash paid during the period
  Interest.................................      $   485,984        $   212,510
                                                 ===========        ===========
  Income taxes.............................      $ 1,245,345        $   270,900
                                                 ===========        ===========
Capital lease and equipment financing
  obligations incurred.....................      $   618,794        $   502,178
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

NOTE 2. The Company maintains a $6,000,000 line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. As a result of the Company's financial performance during the quarter ended September 30, 1996, the Company is in violation of certain covenants of its note payable line of credit agreement with Union Bank of California, N.A. Management is currently working with the bank to resolve this issue.

NOTE 3. On July 20, 1995, the Company completed its initial public offering of 1,380,000 shares of common stock at $5.00 per share. The net proceeds to the Company after sales commissions and other offering-related costs was approximately $5.8 million.

NOTE 4. The Pro Forma Statements of Income for the nine-month period ended September 30, 1995 reflect the Company's operations as if it were a "C" Corporation during these periods. The Company converted from an "S" Corporation to a "C" Corporation on June 15, 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Current assets decreased by $3,862,128 during the first nine months of 1996 primarily due to a decrease in accounts receivable of $4,973,225.
Collections of receivables, which were built up during the fourth quarter of 1995, were largely responsible for the decrease. This decrease in accounts receivable was offset by an increase in contracts in process of $893,587, which resulted from increasing volumes of business. During the quarter ended September 30, 1996, the Company made an addition of approximately $219,000 to the allowance for doubtful accounts as a result of an analysis of the accounts receivable balances, especially those in the over 90 days' past due category. In addition, prepaid expenses and other current assets increased by $423,623 primarily due to the prepayment of corporate insurance premiums for policy terms which began July 1, 1996, net of the amortization of the prepaid insurance for policies which had terms running through June 30, 1996.

Equipment and improvements, net showed an increase of $849,281 during the first nine months of 1996 due to the acquisition of both field equipment and vehicles to support the increased levels of activity in the Company.

The decrease in current liabilities of $606,516 during the first nine months of 1996 resulted primarily from a decrease in accounts payable of $2,486,275 which was offset by an increase in the note payable line of credit of $1,775,814. The proceeds from the note payable line of credit were used to finance current operations and equipment acquisitions. The Company experienced build ups of large volumes of work during the fourth quarter of 1995 which resulted in the large balances of accounts receivable and payable at year end 1995.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Project revenue for the quarter ended September 30, 1996 was $12,994,919, an increase of 1.7% or $213,559 from $12,781,360 for the third quarter of 1995, due to the growth of the commercial business in all but four office locations. The four offices added in the Gulf Coast during the second quarter of 1995 contributed $2,913,023 or 22.8% of total project revenue to the third quarter of 1995. In contrast, these same four offices comprised only $1,567,400 or 12.1% of total project revenue for the third quarter of 1996. The composition of revenue also changed when comparing the third quarter of 1995 to the third quarter of 1996. In the third quarter of 1995, 29.1% of total project revenue or $3,722,441 was derived from one contract with the U.S. Environmental Protection Agency. During the third quarter of 1996, the revenue from this contract was $2,485,267 or 19.1% of total project revenue. Revenue for the quarter ended September 30, 1996 was also negatively impacted by unusually large adjustments of approximately $1 million to recognize losses or reduced margins on several projects.

A comparison of the third quarter of 1995 to the third quarter of 1996 showed the gross profit decreased 142.0% and the gross profit margin decreased from 14.9% to (6.1)%. Commercial business has typically yielded higher gross profit margins than government contracts; however, the Company has been experiencing a tightening of these margins due to competitive pressures and to projects performing below expectations due to cost overruns and the inability to obtain meaningful change orders to cover these overruns. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. The decrease in the gross profit margin resulted from increased direct and indirect project costs, and from the nonrecurring revenue adjustments noted above.

The increase in direct project costs of 21.7% or $2,048,674 greatly out paced the 1.7% increase in project revenue. In addition, direct project costs as a percent of revenue increased to 88.3% for the third quarter of 1996 from 73.7% for the third quarter of 1995. This increase was due primarily to a higher proportion of lower margin work and to the impact of the revenue adjustments discussed above.

Indirect project costs for the third quarter of 1996 increased $862,163 or 59.0% over those of the third quarter of 1995. The increase in indirect project costs was primarily the result of increased payroll and related costs, building rent, and depreciation and amortization which increased 79%, 222% and 76%, respectively. The increased payroll and related costs for the third quarter of 1996 resulted from increased Company-wide staffing levels needed to meet the growth in project activity and from a full quarter of activity for the offices opened during the second quarter of 1996 (Kansas City, Birmingham, and Tucson). Building rents increased not only due to the opening of offices in Jackson, Mississippi (May 1995), Kansas City, Missouri (April 1996), Birmingham, Alabama (May 1996), and Tucson, Arizona (June
1996), but also due to the escalation, etc. terms of various existing office leases. Increased depreciation and amortization resulted from increases in capital assets acquired during both 1995 and 1996.

In response to these operating results, the Company, during September 1996, implemented plans to close down four regional offices: St. Louis, Missouri; Kansas City, Missouri; Birmingham, Alabama (opened during 1996); and Jackson, Mississippi. Although the premises in St. Louis and Birmingham have been vacated, the existing lease obligations are still in effect. The operating results for the third quarter of 1996 therefore include a charge of approximately $240,000 for the present value of these lease obligations. The Jackson facility continues to be used as a project office only and the Kansas City office had been subject to a lease which expired September 30, 1996.

Selling expenses for the third quarter of 1996 increased by $357,351 or 63.7% when compared to the third quarter of 1995 due to additional sales professionals resulting from management's continued commitment to a formal sales/bid and proposal staff. Selling expense was 7.1% of project revenue for the third quarter of 1996 and was 4.4% of project revenue for the third quarter of 1995.

General and administrative expenses for the third quarter of 1996 increased by $454,378 or 84.1% when compared to the third quarter of 1995 primarily due to increases in insurance costs, accounting and auditing expenses, data processing software/maintenance costs and the provision for bad debts. General and administrative expenses as a percentage of project revenue almost doubled to 7.7% for the third quarter of 1996 as compared to 4.2% for the third quarter of 1995. This increased percentage was due largely to management's decision to increase the allowance for bad debts to a higher percentage of open accounts receivable. This increase in the allowance from 3% of total accounts receivable at September 30, 1995 to 5% of total accounts receivable at September 30, 1996 was based on having a higher proportion of commercial versus government receivables.

Other income (expense), net consists primarily of interest expense and other income and expense items. Interest expense for the third quarter of 1996 increased $70,586 or 79.1% when compared to the third quarter of 1995. The increase is due primarily to borrowings from the Company's line of credit and equipment loans and leases of equipment and vehicles. Other expenses includes a charge for the accrual of approximately $102,000 for fines and penalties for the delinquent filing and payment of the sales tax returns for one state. The Company has paid the fines, but has asked for them to be waived due to mitigating circumstances; however, there can be no assurance that this amount will be recoverable.

The Company experienced a net loss for the third quarter of 1996 of $2,824,051, as compared with net income of $518,932 for the third quarter of 1995. This decrease in operating results is explained in the preceding paragraphs by the nonrecurring revenue adjustments, reduced gross profit margin and the increases in selling expenses, general and administrative expenses, and other expenses.

In addition to the closing of certain offices discussed above, the Company has taken additional cost cutting measures to reduce overhead and eliminate unproductive operations, including a reduction of staff, from the peak during the quarter, by approximately 19%. These actions are projected to significantly reduce overhead, but are not expected to have any material impact on the Company's ability to perform current projects or obtain new work.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Project revenue for the nine months ended September 30, 1996 was $40,008,620, an increase of 37.2% or $10,842,069 from $29,166,551 for the nine months ended September 30, 1995, due to the growth of the commercial business in all but one office location. The four offices added in the Gulf Coast during the second quarter of 1995 contributed $3,283,004 or 11.3% of total project revenue to the nine months ended September 30, 1995. In contrast, these same four offices comprised $7,979,395 or 19.9% of total project revenue for the nine months ended September 30, 1996. The composition of revenue also changed when comparing the nine months ended September 30, 1995 to the nine months ended September 30, 1996. During the first nine months of 1995, 33.4% of total project revenue or $9,727,134 was derived from one contract with the U.S. Environmental Protection Agency whereas during the first nine months of 1996, the revenue from this contract was $7,184,488 or 18.0% of total project revenue.

A comparison of the nine months ended September 30, 1995 to the nine months ended September 30, 1996 showed the gross profit decreased 33.5 % or $1,549,099 and the gross profit margin decreased from 15.9% to 7.7%. Commercial business has typically yielded higher gross profit margins than government contracts; however, the Company has been experiencing a tightening of these margins due to competitive pressures and to projects performing below expectations due to cost overruns and the inability to obtain meaningful change orders to cover these overruns. The Company's goal is to achieve an equal distribution of revenues from government contracts and commercial contracts which should produce both a better continuity of revenues and increased margin after direct costs. The decrease in the gross profit margin resulted from increased direct and indirect project costs, and from the nonrecurring revenue adjustments noted above.

The increase in direct project costs of 47.2% or $9,916,081 exceeded the 37.2% increase in project revenue. In addition, direct project costs as a percent of revenue increased to 77.3% for the first nine months of 1996 from 72.1% for the first nine months of 1995. The increase was due primarily to a higher proportion of lower margin work.

Indirect project costs for the first nine months of 1996 increased $2,475,087 or 70.4% over those of the first nine months of 1995. The increase in indirect project costs was primarily the result of increased payroll and related costs, building rent, and depreciation and amortization which have increased 77%, 128%, 142%, respectively. The increased payroll and related costs for the nine months ended September 30, 1996 included a full period of activity for the Gulf Coast offices, which were opened during the second quarter of 1995, activity for the offices opened during the second quarter of 1996 (Kansas City, Birmingham, and Tucson), and also resulted from increased Company-wide staffing levels needed to meet the growth in project activity. Building rents increased not only due to the opening of offices in Jackson, Mississippi (May 1995), Kansas City, Missouri (April 1996), Birmingham, Alabama (May 1996), and Tucson, Arizona (June 1996), but also due to the escalation, etc. provisions of various existing office leases. Increased depreciation and amortization resulted from increases in capital assets acquired during both the 1995 and 1996 periods. The various equipment and improvements acquired during the nine months ended September 30, 1995 were fully on the depreciation rolls during the nine months ended September 30, 1996.

In response to these operating results, the Company implemented specific plans to close down four regional offices, as previously discussed.

Selling expenses for the nine months ended September 30, 1996 increased by $1,322,144 or 98.9% when compared to the nine months ended September 30, 1995 due to additional sales professionals resulting from management's continued commitment to a formal sales/bid and proposal staff. Selling expense was 6.6% of project revenue for the nine months ended September 30, 1996 and was 4.6% of project revenue for the nine months ended September 30, 1995.

General and administrative expenses for the first nine months of 1996 increased by $1,103,549 or 85.7% when compared to the first nine months of 1995 primarily due to increases in insurance costs, legal expenses, accounting and auditing expenses, data processing software/maintenance costs, and the provision for bad debts. General and administrative expenses as a percentage of project revenue increased to 6.0% for the nine months ended September 30, 1996 as compared to 4.4% for the nine months ended September 30, 1995. This increased percentage was due largely to management's decision to increase the allowance for bad debts to a higher percentage of open accounts receivable. This increase in the allowance from 3% of total accounts receivable at September 30, 1995 to 5% of total accounts receivable at September 30, 1996 was based on having a higher proportion of commercial versus government receivables.

Other income (expense), net consists primarily of interest expense and other income and expense items. Interest expense for the nine months ended September 30, 1996 increased $249,382 or 117.4% when compared to the nine months ended September 30, 1995. The increase is due primarily to borrowings from the Company's line of credit and equipment loans and leases of equipment and vehicles. Other expenses includes a charge for the accrual of approximately $102,000 for fines and penalties for the delinquent filing and payment of the sales tax returns for one state. The Company has paid the fines, but has asked for them to be waived due to mitigating circumstances; however, there can be no assurance that this amount will be recoverable.

The Company experienced a net loss for the nine months ended September 30, 1996 of $2,563,561, as compared with net income of $1,585,429 for the first nine months of 1995. This decrease in operating results is explained in the preceding paragraphs by the nonrecurring revenue adjustments, reduced gross profit margin and the increases in selling expenses, general and administrative expenses, and other expenses. In addition, the nine months ended September 30, 1996 did not include amortization of acquired net assets in excess of cost as the costs had become fully amortized by the end of November 1995. The first nine months of 1995 included $276,084 of amortization which resulted in decreased expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital of $4,385,746 which was a decrease from working capital of $7,641,358 as of December 31, 1995. The current ratio was 1.3 to 1 at September 30, 1996 as compared with 1.6 to 1 at December 31, 1995.

A total amount of $210,625 of the remaining balance of $682,425 of the subordinated notes payable outstanding at December 31, 1995 was paid off at the March 1, 1996 maturity date. The remaining $471,800 was rolled over into new notes due in one year with interest payable monthly at 10 percent.

In March 1996, the Company established a $6,000,000 revolving line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. The new line of credit, which has an expiration date of May 1, 1997, provides more favorable accounts receivable flexibility and, coupled with the increased borrowing capacity, is sufficient to satisfy the Company's immediate working capital requirements. As of September 30, 1996, the Company had outstanding borrowings of $4,200,650 under this line of credit. As a result of the Company's financial performance during the quarter ended September 30, 1996, the Company is in violation of certain covenants of its note payable line of credit agreement with Union Bank of California, N.A.

Management is currently working with the bank to resolve this issue. The Company also has a commitment from the bank under which it may borrow up to $800,000 for the purchase of equipment. As of September 30, 1996, only $124,940 had been advanced under this commitment.

On August 13, 1996, the Company filed a registration statement on Form S-8 to register 550,000 shares of the Company's common stock, which have been reserved for issuance pursuant to the Company's Incentive Stock Option Plan. Such shares had been "restricted securities" as defined in Rule 144 under the Securities Act of 1933.

Management believes that funds provided from operations and the short term line of credit will be sufficient to fund the Company's immediate needs for working capital; however, management is considering obtaining up to $2 million in subordinated debt in late 1996 or early 1997 to fund the additional working capital necessary to mobilize expected new projects. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

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

                                       CET ENVIRONMENTAL SERVICES, INC.


Dated: November 14, 1996               By: /S/ STEVEN H. DAVIS
                                          -------------------------------------
                                          Steven H. Davis,
                                          President


Dated: November 14, 1996               By: /S/ RICK C. TOWNSEND
                                          -------------------------------------
                                          Rick C. Townsend,
                                          Chief Financial Officer