Form 10-K
period 1996-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1997-04-15
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the Fiscal Year ended: December 31, 1996

                                 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______ to _______

                           Commission File No. 1-13852

                        CET ENVIRONMENTAL SERVICES, INC.

    (Exact Name of Small Business Issuer as Specified in its Charter)

       California                                           33-0285964
----------------------------                          ---------------------
(State Or Other Jurisdiction                             (I.R.S. Employer
   Of Incorporation Or                                Identification Number)
     organization)

        7670 South Vaughn Court, Ste. 130, Englewood, Colorado 80112
        ------------------------------------------------------------
        (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code: (303) 708-1360
Securities registered pursuant to Section 12(b) of the Act: Common Stock Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X   NO
                                    -----

As of March 24, 1997, 5,798,585 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $13,100,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State Issuer's revenues for its most recent fiscal year: $54,918,520

Documents incorporated by reference: Proxy Statement for Annual Meeting of Shareholders.

                                   PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

    The Company was incorporated in February 1988 under the name "Thorne Environmental, Inc." to conduct business in environmental consulting, engineering, remediation and construction. The Company's initial growth resulted from its successful performance of emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government. The Company has since developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North and South America and the Trust Territory of the Pacific Islands. The Company was purchased by its existing majority shareholders in November 1991, and for the last five years has engaged in a program of expansion through internal client development and add-on contracts, the acquisition of personnel and assets in desirable geographic locations, and the acquisition of smaller companies involved with target growth technologies. The Company has built a large backlog of government work through the award of several multi-year contracts with the Department of Defense, Department of Energy and the Environmental Protection Agency. The Company has achieved and maintains a balance between its commercial and government sector business through an aggressive industrial marketing strategy. To date, the Company has performed remediation services for both public and private sector customers at more than 500 sites.


    The Company's strategy has been to distinguish itself in the market by providing full service environmental contracting, municipal and industrial water and wastewater treatment, and emergency response services. Through several major government contracts and a diversified commercial client base, the Company provides turnkey waste management for a complete range of water, soil, and air pollution issues. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, thermal desorption, soil washing and groundwater remediation systems. The Company also offers a broad range of services in support of municipal and industrial water and wastewater treatment, military base closures, and other operations with significant environmental components. The Company believes it has gained a solid reputation for promptly providing cost effective and innovative remediation solutions.

    In November 1996, the Company relocated its corporate headquarters to Englewood, Colorado from Tustin, California to be more centrally located for its expanding business. The Company also maintains offices in Tustin, California; Richmond, California; Portland, Oregon; Edmonds, Washington; Denver, Colorado; Phoenix, Arizona; Pasadena, Texas; New Orleans, Louisiana; Jackson, Mississippi; Mobile, Alabama; and Atlanta, Georgia.

    In July, 1995, the Company completed an initial public offering of 1,200,000 shares of its Common Stock, and in August 1995, sold an additional 180,000 shares pursuant to an overallotment option. The net proceeds to the Company from the public offering were approximately $5,800,000. Concurrent with IPO, the Company became listed on the American Stock Exchange under the call letters "ENV."

    On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's Common Stock. En-Tech is engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provides services in both the public and private sectors. En-Tech was merged into the Company effective March 15, 1996.

    In December 1996, the Company commenced a Private Placement Offering of Common Stock. This offering was completed in January 1997, and resulted in the issuance of 729,248 shares with net proceeds to the Company totalling $2,053,562. The Company has committed to use its best efforts to register these shares for resale prior to December 31, 1997. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

THE ENVIRONMENTAL REMEDIATION INDUSTRY

    Environmental Business International, Inc. ("EBI") estimated that the total United States environmental services industry would generate revenues during 1996 in excess of $90 billionand that the remediation industry would account for approximately $8.5 billion of such estimated revenue Driven largely by legislation passed during the late 1970s and early 1980s in response to widespread public concern regarding clean air and water, the environmental remediation services business has grown rapidly during the past decade. The Company is involved primarily in the remediation segment of the environmental services industry that is focused on cleanup of existing environmental problems.

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

    Since 1994, relaxing cleanup regulations and pressure to create uses for contaminated and idle properties has driven the rapid growth of industrial redevelopment or "Brownfield" site remediation programs. The term "Brownfield" comes from an EOA sponsored program to study the redevelopment of "abandoned, idled, or underused industrial facilities where expansion or redevelopment is complicated by real or perceived environmental contamination" (U.S. EPA). The exact number of Brownfield sites is unclear; however, their existence and a governmental effort to facilitate their cleanup have created an opportunity for full service remediation as well as financial participation in the redevelopments.

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

ORGANIZATION OF THE COMPANY

    The Company is organized by function, with most remediation projects requiring a multi-disciplinary approach that involves more than one department. The Company utilizes the following resources to provide turnkey environmental remediation services to its customers:

    o Registered engineers, geologists and earth scientists for performing investigations and remediation feasibility studies.

    o In-house laboratory facilities for evaluating water treatment techniques, numerous remedial technologies, monitoring ongoing projects, and accelerating remediation.

    o Engineers, earth scientists and construction managers to design remediation and water/wastewater treatment systems from the conceptual stage through final design.

    o A team of certified water treatment system operators to provide design, construction, consultation and operation for municipal, industrial, and mining wastewater treatment.

    o Manpower and equipment for performing site preparation such as excavation, grading, berming and hauling soil; removal of obstacles, i.e., drums, transformers, USTs and piping; and dismantling ASTs.

    o Manpower and equipment for erecting or installing remediation equipment, support buildings and enclosures for remediation of contaminated soil, water, sludge or sediment.

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

        Customers contractually engage the Company to accomplish some or all of the following tasks:


    o   Phase I Site Assessments
    o   Site Characterizations
    o   Remedial Investigations/Feasibility Studies
    o   Interim Remedial Management Programs
    o   Health Risk Assessments
    o   Remedial Action Plans
    o   Remedial Design and Construction
    o   Underground Storage Tank Management and Removal
    o   Regulatory Agency Coordination and Maintenance
    o   Remediation System Operation and Maintenance
    o   Facility Decontamination, Demolition and Site Restoration
    o   Emergency Response Cleanup Services

    REMEDIATION SERVICES. The Company believes it has a solid reputation for responsiveness and technical excellence in providing turnkey remediation services such as design, construction, operation and maintenance for a variety of innovative technologies, including:

    o   Bioremediation/Bioventing
    o   Vapor Extraction
    o   Gas/Air Sparging
    o Thermal Desorption (the Company owns and operates a TD system that is permitted in several states
    o   Chemical Fixation
    o   Soil Washing

    o   Groundwater Remediation Systems

        - Ex Situ

                o   Free Product Extraction
                o   Activated Carbon Adsorption
                o   Air Stripping
                o   Advanced Oxidation Technologies (Ultraviolet and Ozone)

        - In Situ

                o   Gas/Air Sparging
                o   Bioremediation
                o   Physical/Chemical Treatment

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

    FACILITY CONSTRUCTION, MAINTENANCE AND CLOSURE SERVICES. In addition to remediation of soil and groundwater, the Company provides services related to facilities that have contaminated surrounding areas or have the potential to do so. The Company has completed a variety of projects related to construction, maintenance and closure/site restoration of facilities including:


    o   Mechanical Maintenance and Construction
    o   Facility Decontamination and Demolition
    o   Waste Area Closures
    o   Drum Removals
    o   Lab Packing and Waste Services
    o   Excavation, Transport and Disposal of Waste

    WATER AND WASTEWATER TREATMENT. The Company has gained a vast and comprehensive body of experience in performing a variety of traditional and innovative water and wastewater treatment services. These services range from laboratory treatability studies to construction management and from conceptual design to operation and maintenance.

    The following treatment technologies are currently being used successfully by Company personnel in the performance of municipal and industrial wastewater treatment projects:


    -   Filtration                            -   Ultraviolet Treatment
    -   Chemical Precipitation                -   Dissolved Air
    -   Reverse Osmosis                       -   Recirculated Air
    -   Ion Exchange                          -   Activated Sludge

    The Company provides water and wastewater treatment services to both public and private sector clients in the industrial, mining, municipal, and manufacturing markets. The key water/wastewater services provided are:

    FACILITY DESIGN AND CONSTRUCTION. The Company's process and mechanical engineers have decades of experience in the planning, design, and construction of water and wastewater treatment facilities. Facilities are designed to minimize operating costs through the use of such techniques as energy efficient low-pressure air systems, ergonomic treatment building design, and rotating equipment optimized for energy consumption. The Company employs state of the art construction management techniques to efficiently construct water and wastewater treatment plants with its own work forces.

    FACILITY OPERATION AND MAINTENANCE SERVICES. The Company provides cost effective operation and maintenance services that are customized to meet the needs of specific clients. All operations contracts include the development of site-specific preventive maintenance programs and standard operating procedures. All operators have routine equipment, maintenance skills, and are supported by a staff of mechanics who perform major maintenance of equipment, including rebuilds.

    LAB CAPABILITIES. The Company has an in-house laboratory designed and certified to meet the needs of our water and wastewater treatment clientele. In addition to a complete battery of wet chemical and bacteriological testing, the lab is equipped to conduct treatability studies for water and wastewater treatment processes and pilot scale treatment plant investigations.

    PROJECT FINANCING AND CONCESSION AGREEMENTS. The Company offers clients a comprehensive concession service that includes the highest quality facility design, construction, financing, and operational services. With today's increasingly stringent regulatory environment, and the need for more sophisticated treatment processes, the concession approach allows clients to place their water and wastewater treatment responsibilites in the hands of the Company's qualified team of professionals.

    OPERATION AND MAINTENANCE SERVICES. Although a treatment process may be properly designed and constructed, successful remediation or water/wastewater treatment depend upon system operation and maintenance by trained, experienced staff. The Company provides not only the equipment, but services it on a long-term basis to see the remediation program through to completion. Most of the Company's remediation systems are installed with remote monitoring equipment so that the system can be efficiently monitored from a central location with operating information obtained and stored for later reference. The systems are serviced by in-house technicians and engineers. To control costs, visits to the site are made to perform preventive maintenance and to take quality assurance samples.

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

     PETROLEUM INDUSTRY
       Texaco                      Exxon
       Unocal                      LASMO Oil and Gas, Inc.
       Tesoro                      Enron Oil Trading and Transportation
       Ultramar

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

    On December 20, 1996, the Company was notified by EPA of its selection as the successful bidder for the Emergency and Rapid Response Services (ERRS) West contract. This contract calls for the provision of similar services as the ERCS contract and covers EPA Regions VI, VIII and IX. It runs for five years and was originally estimated at $250 million. Subsequent to award, the Company was notified by EPA that the estimated contract amount has been increased to $292 million. The Company is currently awaiting notification on results from its bid for ERRS contracts in EPA Regions IV and X. The Company also provides similar emergency response services to other governmental and commercial clients under various contracts on an as-needed basis.

    The ERRS West Contract, like most of the Company's other government contracts, is not a binding agreement requiring the performance of work by the Company and payment by the government. This occurs only when the government issues work orders under the contract. Management believes, based on its prior experience with government contracts, that the Company will receive work orders for a substantial portion if not the full amount of the contract during the life of the contract, or extensions thereof. However, the possibility always exists that the government will terminate work under the contract at any time.

    The Company is a prime contractor on a three year, $25 million Pre-placed Remedial Action Contract (PRAC) with the Corps of Engineers, Omaha District. Under this contract, the Company is providing remedial actions at hazardous waste sites within the District's Midwest region. Delivery orders are in the planning stages.

    The Company is a Prime Contractor for the McClellan Environmental Technologies Remediation Implementation Contract (METRIC). The contract has a 5-year ordering period and a potential program value of $19 million. The METRIC program, sponsored by the United States Air Force, has been developed to repair environmental damage at various installations and to prevent further environmental degradation at these installations. Under this contract, the Company will perform work primarily at McClellan Air Force Base, near Sacramento, California, and its satellite facilities.

    Individual contracts with customers typically have an award value of $25,000 to $100,000 for the performance of specific tasks, and from $125,000 to $7,000,000 for comprehensive turnkey services. Geographically, the Company provides services to customers throughout the western and southeastern United States and the Trust Territory of the Pacific Islands. In 1996, the Company opened an office in Brazil to pursue the growing water and wastewater market.

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

BUSINESS STRATEGY

    The Company plans to capitalize on the following trends:

    o On-site remediation is increasing, especially at large sites. Public opposition and regulatory resistance to incineration and landfilling will enhance the prospects for bioremediation, vapor extraction, thermal desorption and other innovative on-site technologies.

    o Privatization of drinking water and sewage treatment systems in the U.S. and internationally will provide a large and expanding opportunity throughout the decade and well into the next century.

    o Remediation at active industrial sites under the RCRA corrective action program represents an important private sector segment in an early stage of development.

    o Most government contracts require a defined percentage of the work be subcontracted to small business enterprise companies ("SBEs"), typically between 20 and 60 percent. The Company qualifies as an SBE under Standard Industrial Classification Code 8744,
        Environmental Remediation Services, by having less than 500 employees.

    The Company's strategy to capitalize on these trends emphasizes the following key elements:

    DIVERSIFICATION THROUGH CONTROLLED EXPANSION. The Company seeks controlled growth and diversification by providing its services to additional industries and expansion into new geographical territories including Latin America. Management has identified several areas of interest for expansion including additional work in the areas of emergency response service to the U.S. Government, mining facility decommissioning and reclamation, and privatization of water treatment facilities throughout North and South America.

    MIXTURE OF PUBLIC AND PRIVATE SECTOR WORK. The Company seeks to maintain a mix of government projects and private sector projects. Government projects can offer the advantage of multi-year scope of work but generally have lower gross margins. Private sector projects tend to have shorter time frames but offer opportunities for greater gross margins. Management plans to continue developing business opportunities in both sectors and would like to keep a balance between EPA and non-EPA work. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS.")

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

    PROFESSIONAL MARKETING AND MANAGEMENT. The Company is committed to maintaining a professional marketing staff that understands the needs and requirements of its various customers, that can accurately evaluate requests for proposals and invitations to bid and that responds in a timely manner with high quality comprehensive formal proposals. It is critical that contractors understand the intricacies of the detailed and time-consuming process associated with bidding and managing projects for the federal government. The Company utilizes non-proprietary specialized software for job cost accounting and governmental contracts to assist with both bidding and managing projects.

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

    Because the Company operates in many sectors of the environmental industry, the Company can adapt to changes in the marketplace by allocating its resources to the industry sector in which the business opportunities exist. Management believes that the keys to success in the industry today are service and capabilities. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex problems. The Company also plans to continue providing quality environmental remediation services to its customers.

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

    The Company has had no claim made against it by governmental agencies or third parties under environmental laws or regulations. The Company has had one claim made by a former customer related to the design of a remediation project, which has been settled. It has not established any reserves for potential liabilities as management of the Company, based on advice of counsel, believes that the Company will be successful in its defense of the claims.

    The Company maintains comprehensive general liability insurance and worker's compensation insurance that provide $5 million of coverage each. In addition, the Company maintains pollution liability and errors and omissions insurance that provides $2 million of coverage each. Because there are various exclusions and retentions under the insurance policies described above, not all liabilities that may be incurred by the Company are likely to be covered by insurance. In addition, certain of the policies are "claims made" policies which only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, might not be covered by the policy. In the event the Company expands its services into a new market, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

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

EMPLOYEES

    The Company presently employs approximately 200 persons full time and 50 part time at its 12 offices, including 4 people who are officers of the Company. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

    The Company typically hires temporary workers on location to staff certain projects. While all of the Company's jobs are performed under the supervision and direction of the Company's supervisors and foremen, and the Company attempts to utilize as many of the Company's full-time laborers as possible to staff jobs, the location and other factors affecting jobs performed away from the immediate vicinity of the Company's permanent offices result in the Company occasionally hiring temporary workers on site. The Company carefully reviews the training and qualifications of all temporary workers hired to assure that all such personnel are qualified to perform the work in question. However, due to the temporary nature of such employment, there is no assurance that all such temporary workers will perform at levels acceptable to the Company and its customers.

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

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company's headquarters and administrative facilities are located at 7670 S. Vaughn Court, Ste. 130, Englewood, Colorado, in approximately 4,600 square feet of leased office space. The lease expires in July, 1998. The Company's corporate and administrative functions are conducted from these facilities.

    The Company's remediation services are conducted from the following spaces:

                                                                 CURRENT
                             SQ. FT       LEASE EXPIRATION     MONTHLY RENT
                            ---------  ----------------------  -------------
14761 Bentley Circle
Tustin, California......     18,490     April 14, 1997*           $6,700

120 West Dayton Street,
Suite A-7
Edmonds, Washington......................  6,910  December 31, 1997*    $7,198

150 West Dayton Street
Edmonds, Washington......................  5,000   February 28, 1998*   $2,522

3033 Richmond Parkway, Suite 300
Richmond, California.....................  7,664   April 30, 2001       $6,438

6900 E. 47th Avenue Drive, Suite 200
Denver, Colorado......................... 11,051   July 31, 1998        $2,993

525 South Madison
Tempe, Arizona...........................  5,014   February 28, 1998    $3,150

7670 S. Vaughn Court, Ste. 130
Englewood, Colorado......................  4,600   July 31, 1998        $4,622

5275, 5251, & 5315 NW St. Helens Road
Portland, Oregon.........................  3,000   January 6, 1999      $3,500

150 Noel Street
Mobile, Alabama.......................... 20,000   April 30, 1997*      $2,950

13120 Carrere Court
New Orleans, Louisiana................... 13,520   April 14, 1998*      $3,500

3222 Pasadena Freeway
Pasadena, Texas..........................  2,755   May 31, 2001         $4,375

275-A Industrial Drive
Jackson, Mississippi...................... 11,325   October 31, 1998*    $3,080

1401 Business Center Drive
Conyers, Georgia 30207..................  5,000   June 30, 1997        $1,540

------------------------

*   Contains an option to renew or extend the lease.

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

    On February 12, 1997, LMU & Company ("LMU") filed suit against the Company alleging that LMU was entitled to cash compensation of up to $25,000 and warrants to purchase 100,000 shares of Common Stock of the Company at an exercise price based on the market price on or about November 1, 1996, for services rendered in conjunction with the development of the Private Placement equity offering which completed in January, 1997. The Company is currently in settlement discussions with the plaintiff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) PRINCIPAL MARKET OR MARKETS. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

    QUARTER ENDED                  HIGH          LOW
    -------------------------    ---------    ---------
    September 30, 1995.......    $    7.25    $    4.75
    December 31, 1995........    $    9.50    $  7.0625
    March 31, 1996...........    $  11.625    $    9.00
    June 30, 1996............    $  13.375    $    9.50
    September 30, 1996.......    $   9.875    $   5.375
    December 31, 1996........    $    7.50    $  3.8125

    (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at March 21, 1997, was 124. This does not include those shareholders who hold their shares in street name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

    The following discussion is intended to provide an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and notes thereto contained elsewhere herein.

GENERAL

    The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company has provided these services from its Southern California and Seattle area offices since the Company was acquired by current management on November 29, 1991. Offices in metro San Francisco and Portland were established in 1993; offices in Phoenix, Denver and St. Louis were opened in 1994; offices in Houston, New Orleans, Jackson, Mobile, Atlanta and Georgetown, Colorado were opened in 1995; and offices in Birmingham, Kansas City, Tucson and Campinas, Brazil were opened in 1996. In late 1996, the corporate offices of the Company were moved to Englewood, Colorado from Tustin, California.

STATISTICAL ANALYSIS OF RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                                     RELATIONSHIP PERCENTAGE
                                                        TO PROJECT REVENUE               PERIOD TO
                                                   -------------------------------     PERIOD CHANGE
                                                       YEAR ENDED DECEMBER 31,     --------------------
                                                   -------------------------------  1996 VS.   1995 VS.
                                                     1996       1995       1994       1995       1994
                                                   ---------  ---------  ---------  ---------  ---------
Project Revenue....................................  100.0%     100.0%     100.0%      14.7%     103.7%
Project Costs:
  Direct ..........................................   79.5       71.7       75.1       27.1       95.6
  Indirect.........................................   14.9       14.7       10.1       16.1      187.2
                                                   ---------  ---------  ---------  ---------  ---------

Gross Profit (Loss)................................    5.6       13.6       14.8      (52.5)      87.5
Other Operating Expenses (Income):
  Selling .........................................    5.6        3.6        4.6       77.5       57.9
  General and Administrative.......................    5.8        4.3        4.2       53.0      122.6
  Amortization of excess of acquired
     net assets in excess of cost..................    0.0       (0.7)      (1.6)    (100.0)      (8.3)
                                                   ---------  ---------  ---------  ---------  ---------
Operating Income (Loss)............................   (5.8)       6.3        7.6     (205.4)      66.1
Other Income (Expense).............................   (1.7)      (0.7)      (0.6)    (185.7)      89.4
                                                   ---------  ---------  ---------  ---------  ---------
Income (Loss) before taxes on income...............   (7.5)       5.6        7.0     (252.3)      64.0
Taxes on Income....................................   (0.7)       1.4        0.1     (152.0)    3691.2
                                                   ---------  ---------  ---------  ---------  ---------
Net Income (Loss)..................................   (6.8%)      4.3%       6.9%    (284.6%)     25.3%
                                                   ---------  ---------  ---------  ---------  ---------
Pro forma information (Note 1):
  Historical earnings before income taxes..........     --         5.6%       7.0%      --        64.0%
  Pro forma income taxes...........................     --         2.3        1.7       --       114.2
  Pro forma net income.............................     --         3.8        5.3       --        47.2

------------------------

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

    The Company's revenues continued to grow in 1996, but at a much slower rate. Total revenues increased 14.7 percent from 1995 to 1996 compared to
103.7 percent from 1994 to 1995. In the past two years, the Company has accomplished its goal of increasing the proportion of non-EPA work (in 1994 EPA contract work accounted for 67 percent of revenues). With the award of the EPA ERRS contract, the proportion of non-EPA work will most likely reduce in 1997. However, the Company's goal is to maintain an equal distribution of revenues from government contracts and commercial contracts to produce a solid continuity of revenues, while optimizing margins.

    The Company has performed services for over 500 commercial customers. The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. other non-EPA public and private sector customers:

                                    YEAR ENDED DECEMBER 31
                      --------------------------------------------------
                          1996                      1995
                      ------------------------   -----------------------

Non-EPA.............  $  44,065,990     80.2%   $ 34,959,345     73.0%
EPA.................  $  10,852,530     19.8%   $ 12,912,627     27.0%
                      -------------  ---------  -------------  ---------
Total...............  $  54,918,520    100.0%   $ 47,871,972    100.0%
                      -------------  ---------  -------------  ---------

    Direct costs as a percentage of revenues increased significantly from 72.1 percent in 1995 to 79.5 percent in 1996. This increase was due to a variety of factors:

    o   Increased competition, which results in tighter bidding.

    o   Cost overruns on certain projects.

    o   Additional work performed without obtaining formal change orders.

    o The write-down in the fourth quarter of $761,811 in revenue related to a specific phase of work performed on a $13 million project involving clean-up of a major chemical fire. Because there were multiple entities involved on the client side, the authorization for this phase of work was not fully documented. Management believes that the work product for this phase is important to the ongoing litigation related to the fire and that there is reasonable likelihood of collecting a substantial portion of this amount. All other amounts related to the project have been collected.

    Indirect expenses increased from $7,039,432 (14.7% of revenues) in 1995 to $8,175,951 (14.9% of revenues) in 1996. This increase was due primarily to the inclusion of a full year's cost in 1996 for offices opened in mid-1995, and the opening of additional offices in 1996.

    The combined increase in direct and indirect operating costs caused gross profit to decline from 13.6 percent of revenues in 1995 to 5.6 percent in 1996. Much of this decline is attributable to the efforts undertaken to win the new EPA work. Several of the offices opened in 1995 and 1996 were specifically related to qualifying for that work. Since the award was delayed for one year, significant extra costs were incurred. Nevertheless, in response to this decline, the Company has taken the following corrective actions:

    o Closed unprofitable offices in Birmingham, Georgetown, Kansas City, St. Louis and Tucson.

    o   Restructured employee benefit programs to reduce cost.

    o Reduced staff and realigned personnel classifications to better control indirect labor costs.

    o Hired a new Chief Financial Officer with significant industry experience and further enhanced financial management staff in conjunction with the move of the corporate office.

    o Implemented revised processes and controls for contracts administration, revenue recognition, billing and collection, and accounts payable.

    o Initiated an analysis of pricing and bidding procedures to ensure new projects are bid with adequate margins.

    These actions are projected to significantly reduce overhead and improve project performance, but are not expected to have any material impact on the Company's ability to perform current projects or obtain new work.

    Selling expenses increased from 3.6 percent of revenue in 1995 to 5.6 percent of revenue in 1996. This increase is the result of Management's commitment to a formal sales/bid and proposal staff and the increase in salaries and benefits primarily resulting from the addition of personnel. The dedicated sales staff increased from 9 to 20 persons during 1995, with 1996 results reflecting a full year of these personnel costs. Approximately 50% of the costs in 1996 were related to the development of specific bids and proposals, both public and private sector.

    General and administrative expenses increased from 4.3 percent of revenues in 1995 to 5.8 percent of revenues in 1996. Contributors to this increase included higher insurance costs, additional financial management personnel, move of the corporate office and an increase in the allowance for doubtful accounts of approximately $400,000.

    Amortization of acquired net assets in excess of cost was $337,437 in 1995 ($0 in 1996). The acquired net assets in excess of cost was created when the estimated fair value of net assets purchased exceeded the purchase price by approximately $1,472,000 when the Company was acquired by current management on November 29, 1991. The acquired net assets in excess of cost were amortized over a four-year period beginning December 1, 1991, and ending on November 30, 1995. The four-year period for amortization was selected because it matched the term of the contract with the EPA.

    Interest expense (net) increased from $326,331 in 1995 to $627,537 in 1996, due primarily to increased borrowing. The increased borrowings were necessary because of greater working capital needs due to the Company's expansion into new geographic areas, the growth in the Company's business, and a tightened cash flow in the last half of the year.

    Until June 15, 1995, the Company was a Subchapter S Corporation as defined by the Internal Revenue Service and substantially all taxes were paid by the shareholders. However, the Company has traditionally made distributions of cash to its shareholders in approximately the amount of such shareholders' tax liabilities related to the income of the Company. On June 15, 1995, the Company made a revocation of its Subchapter S Corporation status and accordingly is now subject to the tax laws and rates applicable to a Subchapter C Corporation. Distributions of $927,101 were paid to the Company's shareholders prior to the termination of the Company's Subchapter "S" tax status. Immediately following these distributions, the shareholders loaned $357,865 to the Company, and these loans were repaid from the proceeds of the Company's initial public offering in July 1995. At the date of the revocation of the "S" status, there were no net operating loss carryforwards available to be carried forward to any subsequent period. Additionally, at the date of the revocation, any prior earnings of the S Corporation not previously distributed will be reclassified from retained earnings to paid-in capital accounts. A special grace period of one year will exist whereby these undistributed S Corporation earnings could be distributed to the S Corporation shareholders in a tax-free manner.

    In 1996, the Company was able to carryback losses equivalent to 1995 profits for federal tax purposes, resulting in a federal tax benefit of $353,878 for 1996. This carryback does not apply for state income taxes, but there will be amounts available as loss carryforward for both federal and state tax purposes in 1997.

BONDING

    The amount of bonding capacity offered by sureties is a function of the financial health of the company requesting the bond. At March 1997, the bonding capacity for the Company was $25 million.

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

    DEBT. In February 1994, as amended in March 1995, the Company entered into a credit arrangement with Comerica whereby Comerica provided a credit line to the Company. Borrowings are based on 75 percent of certain eligible accounts receivable, plus certain adjustments, up to $4,000,000. The credit line was collateralized by all assets of the Company and personally guaranteed by the shareholders of the Company. Interest accrued at Comerica's base rate plus
1.5 percent, payable monthly.

    On October 14, 1994, the Company borrowed $380,000 from Comerica, with interest payable monthly at Comerica's base rate plus 2.0 percent. The monthly payment is $7,917. The loan is collateralized by certain fixed assets of the Company. In 1995, the Company borrowed $300,000, in loan amounts of $195,000 and $105,000, from Comercia, with interest payable monthly at Comerica's base rate plus 2.0 percent. The monthly payments are $4,062 and $2,187, respectively. The loans are collateralized by certain fixed assets of the Company. The combined amount of these loans was refinanced in March, 1996 as described below.

    In January 1995, the Company borrowed $550,000 from the Birnie
Children's Trust No. I (the "Birnie Trust") at the interest rate of 2 percent per month, due and payable monthly. The wife of Steven H. Davis, President of the Company, is a beneficiary of the Birnie Trust. The Company has borrowed funds from the Birnie Trust at various times in order to meet its working capital requirements. These borrowings have allowed the Company to grow at the rate it has in the past. The Company believes that the cash from operations and borrowings under the existing or future lines of credit will be sufficient to fund future growth. However, the Company believes the Birnie Trust could be a source of funds in the future, if necessary. The Company repaid $350,000 of this loan with proceeds of the Company's initial public offering which closed during July 1995. The remaining $200,000 was invested into the subordinated notes described in the following paragraph.

    In February 1995, the Board of Directors determined to issue Subordinated Notes, coupled with warrants to purchase shares of common stock at an exercise price of $1.20 per share which can be exercised on or before December 31, 1996. The Subordinated Notes were offered on a selective, privately arranged basis, and bear interest at ten percent per annum, payable monthly, and are subordinated to senior commercial or institutional lending indebtedness. Each $10,000 face value note purchaser received a warrant to purchase 1,312 shares of the Company's common stock. The notes are secured by a second lien on the Company's accounts receivable and contracts in progress and were due and payable on March 1, 1996. The Company received subscriptions for $890,000 of these notes. Relatives of officers of the Company accounted for $680,000 of such subscriptions. One of the notes in the amount of $80,000 was paid off during August 1995. During December 1995, all nineteen of the investors exercised their warrants to purchase a total of 116,768 shares of common stock. Eighteen of the investors exchanged a total of $127,575 of the outstanding Subordinated Notes and one investor paid $12,600 in cash to exercise his warrants. A total amount of $210,625 of the remaining balance of $682,425 of the Subordinated Notes was paid off at maturity and the remaining balance of $471,800 was rolled over into new notes due in one year with interest payable monthly at 10 percent per annum.

    On July 24, 1996, the Company borrowed an additional $200,000 from the Birnie Trust under a Promissory Note payable in one year at 10% interest. On March 1, 1997, the notes totaling $671,800 were extended to February 28, 1998.

    During December 1995, the Company financed two purchases of equipment through Comerica for $74,774 and $354,297. These loans are payable in 36 monthly installments of $2,378 and $11,267 including interest at nine percent commencing December 30, 1995 and January 30, 1996, respectively. As of December 31, 1996, the combined balance due on these loans was $296,675.

    In March, 1996, the Company established a line of credit facility with Union Bank of California, N.A. (the "Bank") to replace the Comerica facility. This line provides up to $6,000,000 of available credit to the Company based upon a percentage (75%) of eligible receivables (as defined in the loan agreement). Interest is payable monthly at the Bank's adjusted LIBOR Rate plus 2% or the Bank's Reference Rate, at the option of the Company. The line of credit facility has an expiration date of May 1, 1997. In addition, the Company borrowed $124,940 from the Bank for the purchase of equipment. Interest will be payable monthly at the Bank's adjusted LIBOR Rate plus 2.25% or at the Bank's Reference Rate plus .25%, at the option of the Company. This bank also loaned the Company $600,000 to pay off equipment loans at the former bank. Interest will be payable monthly at the Bank's Reference Rate plus .25%.

    The Company has been notified by the Bank that the Company is in breach of certain loan covenants relating to the three Company loans from the Bank under which, as of December 31, 1996, the Company had borrowed an aggregate of approximately $4,776,000. The Company is not in default with respect to any loan payments due to the Bank. The breached covenants relate to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations. The Bank notified the company that no further funds would be loaned while the Company is in breach of covenants.

    The Company has entered into an agreement with the Bank whereby the Bank has agreed to forebear from taking any action against the Company based upon the breached covenants as long as the Company does not default on any payment due to the Bank or otherwise breaches any of the other terms of the forbearance agreement. Under the terms of the forbearance agreement, in addition to regular interest payments, the Company has made payments of $500,000 on January 10, 1997; $250,000 on February 15, 1997; $169,244 on
February 26, 1997; and $250,000 on March 15, 1997. An additional $250,000 is due on April 15, 1997 with the balance of the loan repaid not later than May 1, 1997. These payments are personally guaranteed by certain of the officers and directors of the Company. The forbearance agreement has also increased the interest rate on the line of credit to the Bank's Reference Rate plus 1. 5%.

    If the Company does not comply with the forbearance agreement, the Bank could declare the loans in default and could proceed to foreclose on the collateral securing the loans, which consists of all the Company's accounts receivable, inventory, equipment, and other assets. Any such actions by the Bank would have a material adverse impact upon the Company. Management intends to fully comply with the forbearance agreement and believes that they will be able to secure enough funds through operations or by obtaining additional financing sufficient to pay all amounts due the Bank within the required time frame.

        On March 25, 1997, the Company accepted a proposal (out of three proposals received) from another bank to replace the Union Bank facility with a line of credit of $9,000,000 and equipment term loan of $1,000,000. This proposal is contingent upon due diligence and approval of the bank's credit committee.

    On November 8, 1996, the Company borrowed $545,000 from Signal Hill Petroleum under a Promissory Note payable in 30 days at 10% interest per annum. This note was extended to January 15, 1997, then repaid in the amount of $300,000 on January 15, 1997, and $250,129 (including accrued interest) on February 27, 1997.

    The Company has also financed vehicles and equipment using long term capital leases from various entities. As of December 31, 1996, the combined balance due on these leases was $1,204,457.

    During 1996, the Company increased its available cash by $1,410,346. Cash flow provided by operations was $1,057,486 as the Company experienced a significant decrease in accounts receivable. This was compared to cash flow used in operations of $4,284,087 in 1995. During 1996, net cash used in investing activities was $1,457,777 compared to $2,777,630 in 1995. This was due to reduced equipment purchases. Cash flow provided by financing activities was $1,810,637 in 1996, compared to $7,106,417 in 1995 which included the receipt of $5,763,679 from the Company's initial public offering.

    As of December 31, 1996, the Company had working capital of $3,302,299 compared to working capital of $8,323,783 at December 31, 1995. The change was primarily due to the decrease in accounts receivable.

    Management believes that funds provided from operations, the new lines of credit and the sale of stock in January 1997 (as described below) will be sufficient to fund the Company's immediate needs for working capital.

    CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 1998. Monthly rentals currently are approximately $51,000 in the aggregate.

    Management anticipates that capital expenditures in the foreseeable future will be at similar levels to 1996, and will be funded from working capital and equipment leases.

    In December, 1996, the Company commenced a Private Placement Offering of Common Stock. This offering was completed in January 1997, and resulted in the issuance of 729,248 shares with net proceeds to the Company totalling $2,053,562. The shares issued pursuant to this offering are currently classified as "restricted securities" as such term is defined in Rule 144 of the Securities Act of 1933. The Company has committed to use its best efforts to register these shares for resale prior to December 31, 1997. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

ITEM 7. FINANCIAL STATEMENTS.

    Please see pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. 10, 11 AND 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by these Items is incorporated herein by reference to the company's definitive proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1997.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

  EXHIBIT                                                                                                    SEQUENTIAL
  NUMBER                      DESCRIPTION                                     LOCATION                        PAGE NO.
-----------  ---------------------------------------------  ---------------------------------------------  ---------------

  3.1        Amended and RestatedArticles of Incorporation  Incorporated by reference to Exhibit 3.1 to           --
                                                            the Company's Form SB-2 Registration
                                                            Statement No. 33-91602

  3.2        Bylaws                                         Incorporated by reference to Exhibit 3.2 to           --
                                                            the Company's Form SB-2 Registration
                                                            Statement No. 33-91602

 10.1        Incentive Stock Option Plan                    Incorporated by reference to Exhibit 10.1 to          --
                                                            the Company's Form SB-2 Registration
                                                            Statement No. 33-91602

 10.2        Form of Incentive Stock Option Agreement       Incorporated by reference to Exhibit 10.2 to          --
                                                            the Company's Form SB-2 Registration
                                                            Statement No. 33-91602

 10.3        Loan Documents Between Comerica Bank and the   Incorporated by reference to Exhibit 10.3 to          --
             Company                                        the Company's Form SB-2 Registration
                                                            Statement No. 33-91602

 10.4        Award/Contract No. 68-W1-0012 Between the      Incorporated by reference to Exhibit 10.4 to          --
             Company and the EOA (unredacted)               the Company's Form SB-2. Registration
                                                            Statement No. 33-91602

 23          Consent of Grant Thornton LLP                  Filed herewith electronically                         --

 27          Financial Data Schedule                        Filed herewith electronically                         --

    (b) Reports on Form 8-K. During the last quarter of the period covered by this Report, the Company did not file any Reports of Form 8-K.

                         [Grant Thornton Letterhead]








              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
CET Environmental Services, Inc.

We have audited the accompanying balance sheets of CET Environmental Services, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of CET Environmental Services, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



/s/GRANT THORNTON LLP


Denver, Colorado
March 25, 1997

                       CET Environmental Services, Inc.
                                BALANCE SHEETS
                                 December 31,

                                    ASSETS

                                                       1996           1995
                                                   ------------   ------------
CURRENT ASSETS
  Cash......................................       $  1,887,001   $    476,655
  Accounts receivable, less allowance for
    doubtful accounts; $538,087 in 1996 and
    $135,404 in 1995........................          7,454,393     13,356,823
  Contracts in process......................          6,656,862      6,213,490
  Income tax receivable.....................          1,282,778         --
  Due from related party....................            158,010         --
  Other receivables.........................            199,016        146,531
  Inventories...............................            171,642        256,140
  Prepaid expenses..........................            613,770        506,240
  Deferred income tax asset.................              --           289,330
                                                   ------------   ------------
     Total current assets....................         18,423,472     21,245,209
                                                   ------------   ------------
EQUIPMENT AND IMPROVEMENTS
  Field equipment and vehicles..............          5,672,638      4,061,144
  Office furniture, equipment and
    leasehold improvements..................          1,591,910      1,204,474
                                                   ------------   ------------
                                                      7,264,548      5,265,618
  Less allwoance for depreciation
    and amortization........................         (2,378,260)    (1,281,716)
                                                   ------------   ------------
    Equipment and improvements--net.........          4,886,288      3,983,902
GOODWILL....................................            352,644        373,061
DEPOSITS....................................            132,913        105,679
                                                   ------------   ------------
                                                   $ 23,795,317   $ 25,707,851
                                                   ------------   ------------
                                                   ------------   ------------

The accompanying notes are an integral part of these statements.

                       CET Environmental Services, Inc.
                                BALANCE SHEETS - CONTINUED
                                 December 31,

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1996           1995
                                                   ------------   ------------
CURRENT LIABILITIES
  Note payable--line of credit..............       $  4,200,650   $  2,424,836
  Loan from shareholder.....................            545,000         --
  Acounts payable...........................          7,758,668      7,857,824
  Accrued expenses..........................          1,156,858      1,730,853
  Income taxes payable......................             --            372,162
  Current obligations under capital leases..            329,934        208,248
  Current portion of long-term debt.........          1,130,063        327,503
                                                   ------------   ------------
    Total current liabilities...............         15,121,173     12,921,426
DEFERRED INCOME TAXES.......................             --             37,282
OBLIGATONS UNDER CAPITAL LEASES.............            874,523        661,697
NOTES PAYABLE TO RELATED PARTIES............            671,800        682,425
LONG-TERM DEBT..............................            153,848        694,953
COMMITMENTS AND CONTINGENT LIABILITIES......             --              --
STOCKHOLDERS' EQUITY
  Common stock (no par value)--authorized
    20,000,000 shares; issued and
    outstanding, 5,066,537 shares...........          6,165,977      6,165,977
  Paid-in capital...........................            555,530        535,175
  Retained earnings.........................            252,466      4,008,916
                                                   ------------   ------------
    Total stockholders' equity..............          6,973,973     10,710,068
                                                   ------------   ------------
                                                   $ 23,795,317   $ 25,707,851
                                                   ------------   ------------
                                                   ------------   ------------

The accompanying notes are an integral part of these statements.

                        Ch Environmental Services Inc.

                            STATEMENTS OF OPERATIONS

                            Year Ended December 31,

                                                                                         1996           1995
                                                                                     -------------  -------------
PROJECT REVENUE....................................................................  $  54,918,520  $  47,871,972
PROJECT COSTS
  Direct...........................................................................     43,660,435     34,343,855
  Indirect.........................................................................      8,175,951      7,039,432
                                                                                     -------------  -------------
                                                                                        51,836,386     41,383,287
                                                                                     -------------  -------------
    Gross profit...................................................................      3,082,134      6,488,685
                                                                                     -------------  -------------
OTHER OPERATING EXPENSES (INCOME)
  Selling..........................................................................      3,101,197      1,747,298
  General and administrative.......................................................      3,158,707      2,064,848
  Amortization of excess of acquired net asset in excess of cost...................       --             (337,437)
                                                                                     -------------  -------------
                                                                                         6,259,904      3,474,709
                                                                                     -------------  -------------
    Operating income (loss)........................................................     (3,177,770)     3,013,976
                                                                                     -------------  -------------
OTHER INCOME (EXPENSE)
  Interest expense, net............................................................       (627,537)      (326,331)
  Other income (expense)...........................................................       (292,998)         4,144
                                                                                     -------------  -------------
                                                                                          (920,535)      (322,187)
                                                                                     -------------  -------------
    Income (loss) before taxes on income...........................................     (4,098,305)     2,691,789
    (Benefit) taxes on income......................................................       (341,855)       656,792
                                                                                     -------------  -------------
      NET INCOME (LOSS)............................................................  $  (3,756,450) $   2,034,997
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average number of shares outstanding......................................      5,066,537      4,113,725
  Net income per common share......................................................  $       (0.74)
                                                                                     -------------
                                                                                     -------------
Pro forma Information (Note B)
  Historical earnings before income taxes..........................................  $          --  $   2,691,789
  Pro forma income taxes...........................................................                       882,538
                                                                                     -------------  -------------
  Pro forma net income.............................................................  $          --  $   1,809,251
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Pro forma net income per common share............................................  $          --  $        0.44
                                                                                     -------------  -------------
                                                                                     -------------  -------------

        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1996 And 1995

                                                                    COMMON STOCK                               TOTAL
                                                                --------------------   PAID-IN   RETAINED   STOCKHOLDERS'
                                                                 SHARES     AMOUNT     CAPITAL   EARNINGS      EQUITY
                                                                ---------  ---------  ---------  ---------  ------------
Balance at January 1, 1995....................................  3,534,000  $  12,123  $  --      $3,399,599  $3,411,722
Distributions paid............................................     --         --         --       (927,101)    (927,101)
Undistributed S Corp. earnings................................     --         --        498,579   (498,579)      --
Initial public offering of common stock.......................  1,380,000  5,763,679     --         --        5,763,679
Shares issued for acquisition of En-Tech, Inc.................     35,769    250,000     --         --          250,000
Exercise of stock purchase warrants by holders of
  sub-ordinated promissory notes..............................    116,768    140,175     --         --          140,175
Issuance of stock options at exercise price below market value     --         --         36,596     --           36,596
Net income for the year.......................................     --         --         --      2,034,997    2,034,997
                                                                ---------  ---------  ---------  ---------  ------------
Balance at December 31, 1995..................................  5,066,537  6,165,977    535,175  4,008,916   10,710,068
Issuance of stock options at exercise price below market value     --         --         20,355     --           20,355
Net income (loss) for the year................................     --         --         --      (3,756,450)  (3,756,450)
                                                                ---------  ---------  ---------  ---------  ------------
Balance at December 31, 1996..................................  5,066,537  $6,165,977 $ 555,530  $ 252,466   $6,973,973
                                                                ---------  ---------  ---------  ---------  ------------

         The accompanying notes are an integral part of this statement.

                        CET Environmental Services, Inc.

                            STATEMENT OF CASH FLOWS

                     Year Ended December 31, 1996 And 1995

                                                                                          1996           1995
                                                                                      -------------  -------------
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $  (3,756,450) $   2,034,997
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization...................................................      1,252,781        761,840
    Amortization of excess of acquired net assets in excess of cost.................       --             (337,437)
    Provision for bad debts.........................................................        402,683         71,441
    Deferred income taxes...........................................................        252,048       (250,756)
    Loss on sale of equipment.......................................................         13,304         18,842
    Employee stock option plan......................................................         20,355         36,596
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable....................................      5,499,747    (10,543,941)
      Increase in contracts in process..............................................       (443,372)    (3,253,311)
      Increase in due from related party............................................       (158,010)      --
      Increase in income tax & other receivables....................................     (1,335,263)       (92,791)
      Increase in prepaid expenses..................................................       (107,530)      (415,462)
      (Increase) decrease in inventory and deposits.................................         50,210       (200,163)
      Increase (decrease) in accounts payable.......................................        (99,156)     6,220,408
      Increase (decrease) in accrued expenses and income taxes......................       (533,861)     1,665,650
                                                                                      -------------  -------------
        Net cash (used in) provided by operating activities.........................      1,057,486     (4,284,087)
                                                                                      -------------  -------------
INVESTING ACTIVITIES:
  Purchase of equipment.............................................................     (1,523,418)    (2,779,478)
  Proceeds from sale of equipment...................................................         65,641          1,848
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................     (1,457,777)    (2,777,630)
                                                                                      -------------  -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................        766,751        727,254
  Payments on long-term debt........................................................       (917,592)      (222,466)
  Payments on capital leases........................................................       (348,711)      (134,185)
  Proceeds from credit line loan--net of payments...................................      1,775,814      1,076,636
  Borrowings from related party trust fund..........................................        200,000        550,000
  Payments on related party trust fund..............................................       --             (350,000)
  Proceeds from issuance of stock...................................................       --            5,763,679
  Distributions paid................................................................       --             (927,101)
  Proceeds from loans from shareholders.............................................        545,000        357,865
  Payments on loans from shareholders...............................................       --             (357,865)
  Proceeds from exercise of stock purchase warrants.................................  $    --        $      12,600
  Proceeds from issuance of subordinated notes payable..............................       --              690,000
  Payments on subordinated notes payable............................................       (210,625)       (80,000)
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................      1,810,637      7,106,417
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                     Year Ended December 31, 1996 And 1995

                                                                                          1996           1995
                                                                                      -------------  -------------
INCREASE IN CASH....................................................................  $   1,410,346  $      44,700
Cash at beginning of year...........................................................        476,655        431,955
                                                                                      -------------  -------------
Cash at end of year.................................................................  $   1,887,001  $     476,655
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosures to cash flow information:
  Cash paid during the year
    Interest........................................................................  $     485,951  $     282,230
    Income taxes....................................................................  $     656,900  $     518,757
Noncash investing and financing activities:
  Acquisition of business
    Fair value of tangible and intangible assets acquired...........................  $    --        $     500,047
    Liabilities assumed or incurred.................................................       --              250,047
                                                                                      -------------  -------------
    Fair value of common stock paid as consideration................................  $    --        $     250,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Reduction of subordinated notes payable as a result of the exercise of related
    stock purchase warrants.........................................................  $    --        $     127,575
  Capital lease and financing obligations incurred for equipment....................  $     683,223  $     837,000
  Conversion of remaining portion of related party note payable to a subordinated
    note payable....................................................................  $    --        $     200,000
  Issuance of note payable for financing of insurance premiums......................  $     412,296  $    --

        The accompanying notes are an integral part of these statements.

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE A--ORGANIZATION AND DESCRIPTION OF COMPANY

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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    CASH

    For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

    CONTRACTS

    A majority of the Company's revenues are generated from time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. In addition, many of the time and material contracts have a stated maximum contract price which can not be exceeded without an authorized change order. Revenues are recorded on contracts based upon the labor hours and costs incurred. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Claims are recorded in revenue when received.

    Contracts in process consists of the accumulated unbilled labor at contracted rates, material, subcontractor costs and other direct job costs and award fees related to projects in process.

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

    GOODWILL

    The excess of the purchase price over the estimated fair values of the assets acquired less the liabilities assumed, from the Company's November 1995 purchase of En-Tech, Inc. was recorded as goodwill. Such goodwill is being amortized over a fifteen-year period using the straight-line method. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets.

    ACQUIRED NET ASSETS IN EXCESS OF COST

    The acquisition of the Company by Environmental Operations, Inc. on November 29, 1991 (see Note A), was accounted for as a purchase. The estimated fair value of net assets purchased exceeded the purchase price by approximately $1,472,000 (after a reduction of all long-term assets to zero). The acquired net assets in excess of cost was amortized over a four-year period beginning December 1, 1991. The amount was fully amortized at December 31, 1995.

    INCOME TAXES

    The Company accounts for income taxes on the liability method which requires that deferred tax assets and liabilities be recorded for expense and income items that are recognized in different periods for financial and income tax reporting purposes.

    From January 1, 1994 to June 14, 1995, income taxes on net earnings were payable personally by the stockholders pursuant to an election under Subchapter S of the Internal Revenue Code not to have the Company taxed as a corporation. However, the Company was liable for state franchise taxes at a rate of 1.5 percent on its net income. Pro forma financial information is presented to show the effects on 1995 financial information had the Company not been treated as an S Corporation for income tax purposes. Effective
    June 15, 1995, the Company terminated its Subchapter S election and began to be taxed as a Subchapter C corporation.

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash: The carrying amount approximates fair value due to the short-term maturity.

    Note Payable--Line of Credit: The carrying amount approximates fair value as the line of credit has a variable interest rate which is considered to approximate the market rate.

    Loan from shareholder: The carrying amount approximates the fair value because of the short terms to maturity of the notes (within 3 months).

    Long-Term Debt / Obligations Under Capital Leases: The carrying value approximates fair value as the interest rate at December 31, 1996 and 1995 is considered to approximate the market rate.

    Notes Payable to Related Parties: The carrying value approximates fair value as the interest rate at December 31, 1996 and 1995 is considered to approximate the market rate.

    RECLASSIFICATIONS

    Certain financial statement reclassifications have been made in 1995 to conform with presentations used in 1996.

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995


NOTE C--CONTRACTS IN PROCESS

    Contracts in process consists of the following at December 31:

                                                                        1996         1995
                                                                     ----------  ------------
Government--EPA contracts..........................................  $  648,973  $    832,468
Commercial contracts...............................................   6,007,889     5,209,500
Award Fees/Project Management--EPA contracts.......................      --           171,522
                                                                     ----------  ------------
   Totals..........................................................   6,656,862  $  6,213,490
                                                                     ----------  ------------
                                                                     ----------  ------------

    The Environmental Protection Agency (EPA) awards the Company an award fee for work performed based upon a percentage of sub-contract and material costs incurred plus a percentage of program management fees billed.

NOTE D--SIGNIFICANT CUSTOMERS

    A significant portion of the Company's business is from a contract entered into in March 1991, with the Environmental Protection Agency (EPA). A new contract was awarded by the EPA in December 1996 with estimated maximum revenues of $292,000,000 over five years. As of December 31, 1996 and 1995, the net balance of accounts receivable from the EPA was $2,256,448 and $2,610,539, respectively. Revenues from the EPA in 1996 and 1995 amounted to approximately $10.9 million and $12.9 million, respectively.

NOTE E--RELATED PARTY TRANSACTIONS

    In order to meet short term operating needs, the Company, from time to time borrows funds on a short term basis from affiliates of the Company or from a trust fund of a relative of the President. On November 8, 1996, the Company borrowed $545,000 from Signal Hill Petroleum, a company controlled by Craig
    C. Barto, one of the Company's directors, pursuant to a 30 day note which bears interest at 10% per annum. The due date on the note was extended to January 15, 1997. The Company also borrowed $671,800, which includes subordinated notes of $471,800 (see Notes G and H), from relatives of Steven H. Davis, President, pursuant to one year notes which bear interest at the rate of 10% per annum. These notes are due February 28, 1998. The Company intends to repay these loans from revenues when sufficient funds are available. Interest expense attributable to these related party borrowings amounted to $55,898 and $44,696 for 1996 and 1995, respectively.

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995

NOTE E--RELATED PARTY TRANSACTIONS--CONTINUED

    A director and 12.1% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp. and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 1996 and 1995 for fees amounting to approximately $340,000 and $293,000, respectively.

    On April 30, 1996, the Company loaned $105,764 to an officer and director of the Company pursuant to a demand note which bears interest at the rate of 8.25% per annum. Interest is payable monthly and principal is due on demand. Throughout 1996, the Company made additional advances to this individual bringing the total amount due to $158,010 at December 31, 1996.

    In March and April 1995, the Company issued debt securities in a private offering totaling $890,000 of which $680,000 were issued to investors related to Company management (see Note H).

NOTE F--CAPITAL LEASES

    Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                                                         1996         1995
                                                                     ------------  ----------
Vehicles...........................................................  $  1,497,407  $  882,347
Equipment..........................................................       272,151     239,117
                                                                     ------------  ----------
                                                                        1,769,558   1,121,464
Less accumulated depreciation......................................      (465,228)   (167,474)
                                                                     ------------  ----------
    Totals.........................................................  $  1,504,330  $  953,990
                                                                     ------------  ----------
                                                                     ------------  ----------

    The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31:

                                                                          1996
                                                                      ------------
        1997.......................................................    $  471,092
        1998.......................................................       427,256
        1999.......................................................       377,575
        2000.......................................................       265,251
        2001.......................................................        35,337
                                                                        ---------
      Total minimum lease payments.................................     1,576,511
      Less amounts representing estimated executory costs (taxes)..       120,977
                                                                        ---------
      Net minimum lease payments...................................     1,455,534
      Less amount representing interest............................       251,077
                                                                        ---------
      Present value of net minimum lease payments..................  $  1,204,457
                                                                        ---------


                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995

NOTE F--CAPITAL LEASES--CONTINUED

     Current portion............................................     329,934
     Noncurrent portion.........................................     874,523
                                                                   ---------
                                                                  $1,204,457
                                                                   ---------
                                                                   ---------

NOTE G--LINE OF CREDIT AND LONG-TERM DEBT

    The Company has a line of credit facility with Union Bank of California, N.A. (the "Bank") which provides up to $6,000,000 of available credit to the Company based upon a percentage (75%) of eligible receivables (as defined in the loan agreement). Interest is payable monthly at the Bank's adjusted LIBOR-Rate plus 2% or the Bank's Reference Rate, at the option of the Company. The line of credit facility has an expiration date of May 1, 1997. In addition, the Company borrowed $124,940 from the Bank for the purchase of equipment. Interest is be payable monthly at the Bank's adjusted LIBOR-Rate plus 2.25% or at the Bank's Reference Rate plus .25%, at the option of the Company. This Bank also loaned the Company $600,000 to pay off equipment loans at the former bank. Interest is payable monthly at the Bank's Reference Rate plus .25%.

    The Company has been notified by the Bank that the Company is in breach of certain loan covenants relating to the three Company loans from the Bank under which, as of December 31, 1996, the Company had borrowed an aggregate of approximately $4,776,000. The Company is not in default with respect to any loan payments due to the Bank. The breached covenants relate to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations. The Bank notified the Company that no further funds would be loaned while the Company is in breach of these covenants.

    The Company has entered into an agreement with the Bank whereby the Bank has agreed to forebear from taking any action against the Company based upon the breached covenants as long as the Company does not default on any payment due to the Bank or otherwise breach any of the other terms of the forbearance agreement. Under the terms of the forbearance agreement, in addition to regular interest payments the Company has made a payment of $500,000 on January 10, 1997, and then made payments of $250,000 each on January 31, 1997, February 15, 1997 and March 15, 1997 with a required payment of $250,000 on April 15, 1997. The Company made an additional payment of $170,000 in January 1997. The balance on the loan shall be repaid not later than May 1, 1997. These payments are personally guaranteed by certain of the officers and directors of the Company.

    If the Company does not comply with the forbearance agreement, the Bank could declare the loans in default and could proceed to foreclose on the collateral securing the loans which consists of all the Company's accounts receivable, inventory, equipment, and other assets. Any such actions by the Banks would have a material adverse impact upon the Company. Management intends to fully comply with the forbearance agreement and believes that they will be able to secure enough funds through operations and by obtaining additional financing sufficient to pay all amounts due the Bank within the required time frame.

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995

NOTE G--LINE OF CREDIT AND LONG-TERM DEBT--CONTINUED

    Long-term debt consists of the following at December 31:

                                                                               1996        1995
                                                                             ---------  ----------
    Note payable to bank, collateralized by equipment,
    payable in 48 monthly installments of $7,917 plus
    accrued interest at the bank's base rate plus 2%.
    Paid in 1996.                                                              $  --      $  267,667

    Note payable to bank, collateralized by equipment,
    payable in 48 monthly installments of $2,187 plus
    accrued interest at the bank's base rate plus 2%.
    Paid in 1996.                                                                 --          89,687

    Note payable to bank, collateralized by equipment,
    payable in 48 monthly installments of $4,062 plus
    accrued interest at the bank's base rate plus 2%.
    Paid in 1996.                                                                 --         170,625

    Note payable to bank, collateralized by equipment,
    payable in 36 monthly installments of $2,378 including
    interest at 9%, beginning December 30, 1995.                                 49,859       72,957

    Note payable to bank, collateralized by equipment,
    payable in 36 monthly installments of $11,267 including
    interest at 9%, beginning January 30, 1996.                                 246,816      354,297

    Eight installment notes payable to a bank and finance
    companies, collateralized by vehicles, payable in monthly
    installments ranging from $182 to $713 including interest
    ranging from 9.75% to 18%. Paid in 1996.                                      --          67,223

    Note payable to a bank, collateralized by equipment,
    payable in monthly installments of $16,667 including
    interest at 8.5%, due May 1, 1997.                                          450,000         --

    Note payable to a bank collateralized by equipment,
    due May 1, 1997, interest at 8.25%.                                         124,940         --

                      CET Environmental Services, Inc.

                        December 31, 1996 and 1995


NOTE G--LINE OF CREDIT AND LONG-TERM DEBT--CONTINUED

                                                                                             1996        1995
                                                                                          ----------  ----------
    Note payable for annual insurance premium, interest at
    4.98%, with monthly payments of $43,531, due June 15, 1997.........................      412,296      --
                                                                                           ---------   ---------
                                                                                           1,283,911   1,022,456

Less current portion...................................................................    1,130,063     327,503
                                                                                           ---------   ---------
                                                                                          $  153,848  $  694,953
                                                                                           ---------   ---------

    Scheduled future maturities of these notes for the years ending December 31 are as follows:

             1997................................................  $1,130,063
             1998................................................     153,848
                                                                    ---------
                                                                   $1,283,911
                                                                    ---------

    Related party debt consists of the following at December 31:

                                                                                 1996          1995
                                                                              ---------  --------------
    Loan from shareholder, uncollateralized, due January 15,
    1997, interest at 10% (see Note E)..................................        545,000         --

    Note payable to related party, uncollateralized, due
    February 28, 1998, interest at 10% (see Note E).....................        200,000         --

    Subordinated notes payable to related parties, due
    February 28, 1998, interest at 10% (see Notes E and H)..............        471,800      682,425
                                                                              ---------      -------
                                                                              1,216,800      682,425
Less current portion....................................................        545,000         --
                                                                              ---------      -------
                                                                           $    671,800   $  682,425
                                                                              ---------      -------

NOTE H--SUBORDINATED NOTES PAYABLE

    In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the nineteen investors were given a warrant to acquire approximately 1,312 shares of common stock at approximately $1.20 per share, to be exercised on

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE H--SUBORDINATED NOTES PAYABLE--CONTINUED

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

    On March 1, 1996, $210,625 of the remaining balance of $682,425 of the subordinated notes was paid off. The remaining $471,800 was rolled over into new notes payable February 28, 1998 with interest payable monthly at ten percent per annum. Interest of $39,316 was paid to the holders of these notes during 1996.

NOTE I--TAXES ON INCOME

    The provision (benefit) for taxes on income includes the following for the year ended December 31:

                                                                          1996         1995
                                                                       -----------  ----------
         CURRENT
             Federal.............................................     $  (569,268) $  732,205
             State...............................................         (24,635)    176,635
                                                                       ----------   ---------
                                                                         (593,903)    908,840
                                                                       ----------   ---------

       DEFERRED
             Federal.............................................         215,390    (215,390)
             State...............................................          36,658     (36,658)
                                                                       ----------   ---------
                                                                          252,048    (252,048)
                                                                       ----------   ---------
      TOTAL.......................................................    $  (341,855) $  656,792
                                                                       ----------   ---------

    A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31 is as follows:

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE I TAXES ON INCOME--CONTINUED

                                                                       1996           1995
                                                                   -------------  ------------
    Provision (benefit) for income taxes at statutory rate.......  $  (1,598,400) $  1,076,715
    Change in valuation reserve..................................      1,076,366        --
    Stock options................................................          8,142        14,638
    Purchase accounting effects Negative goodwill................         --          (134,975)
    S Corporation earnings.......................................         --          (225,746)
    Other........................................................        172,037       (73,840)
                                                                   -------------  ------------
                                                                   $    (341,855) $    656,792
                                                                   -------------  ------------


    Deferred tax assets and liabilities consist of the following at December 31:

                                                                         1996         1995
                                                                      -----------  ----------
    Net deferred tax asset
        Accrued salary expense...................................  $    85,704  $  154,203
        Allowance for doubtful accounts..........................      198,661      58,223
        NOL carryforward.........................................      870,209        --
        Other....................................................      (78,208)     76,904
                                                                     ---------    --------
                                                                     1,076,366     289,330
                                                                     ---------    --------
        Valuation reserve........................................   (1,076,366)       --
                                                                     ---------    --------
                                                                   $    --      $  289,330
    Deferred tax liability depreciation and amortization.........  $    --      $  (37,282)
                                                                     ---------    --------

    Realization of the deferred tax asset depends on achieving a certain minimum level of future taxable income and although management currently believes that the achievement of the required future taxable income is more likely than not, it is reasonably possible that this belief could change in the near term, resulting in an adjustment to the valuation allowance.

    The Company has net operating loss carryforwards for tax purposes of $2,231,304 which expire in 2011.

NOTE J--COMMITMENTS AND CONTINGENCIES

    The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2001, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE J--COMMITMENTS AND CONTINGENCIES--CONTINUED

    The following is a summary at December 31, 1996, of the future minimum rents due under noncancellable operating leases:

           YEAR ENDING
           DECEMBER 31,
          ------------
            1997......................................   $  634,933
            1998......................................      308,151
            1999......................................      170,717
            2000......................................      151,825
            2001......................................       49,412
                                                         ----------
            Total.....................................   $1,315,038
                                                         ----------

    Total rent expense under operating leases for the years ended December 31, 1996 and 1995 was approximately $892,700 and $492,400, respectively.

    Although the Company is involved in litigation in the normal course of its business, management believes that no pending litigation in which the Company is named as a defendant is likely to have a materially adverse effect on the Company's financial position or results of operations.

NOTE K--STOCKHOLDERS' EQUITY

    A reclassification of $498,579 from retained earnings to paid-in capital was made which represented the approximate balance in the Company's S corporation accumulated adjustment account which had not been distributed to shareholders as of June 15, 1995 (date of termination of the Company's S corporation status, see Note B).

    In June 1995, the Company distributed an aggregate of $927,101 to certain shareholders, which aggregate amount is approximately the amount of the tax liabilities of such shareholders resulting from the Company's former Subchapter "S" tax status. The primary source of funds for such distribution was the proceeds from the sale of the Subordinated Notes (Note H). Immediately after such distribution, these same shareholders loaned an aggregate of $357,865 to the Company. Such shareholder loans bore interest at 10% and were repaid out of the proceeds of the Company's initial public offering in July 1995.

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

    On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's common stock. En-Tech was engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provided services in both the public and private sectors. This acquisition was accounted for as a purchase and, accordingly, En-Tech's assets, liabilities and results of operations were included in the December 31, 1995 balance sheet and statement of income since the date of acquisition. En-Tech was merged into the Company effective March 15, 1996.

    On February 9, 1996, the Company filed a registration statement on Form SB-2 to register 402,537 shares of common stock for resale by certain shareholders ("Selling Shareholders"), which shares have been "restricted securities" as defined in Rule 144 under the Securities Act of 1933. None of the proceeds from the sale of the common stock by the Selling Shareholders were received by the Company.

NOTE L--PROFIT SHARING AND 401(K) PLAN

    The Company maintains a Profit Sharing and 401(K) Plan, which has been in effect since January 1, 1990. All classes of employees meeting the participation requirements are eligible to participate in the Plan. Company contributions to the profit sharing plan are discretionary.

    The Company does, however, make a matching contribution in the amount of 25% of the first 6% of all elective deferrals. The Company contributed $83,738 and $50,304 for the years ended December 31, 1996 and 1995, respectively.

NOTE M--STOCK OPTIONS

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

    The Plan is accounted for under APB Opinion 25 and related interpretations. The options generally have a term of 10 years when issued and vest over 3-5 years. Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per common share would have been:

                                                                       1996           1995
                                                                   -------------  ------------
    Net income (loss)
        As reported....................................            $  (3,756,450) $  1,809,251
        Pro forma......................................               (3,854,017)    1,781,220

    Earnings (loss) per common share
        As reported....................................            $       (0.74) $       0.44
        Pro forma......................................                    (0.76)         0.43

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 1996 and 1995: no expected dividends; expected volatility of 50%; risk-free interest rate of 5.5%; and expected lives of 6 years.

    A summary of the status of the Plan follows:

                                                                                            AVERAGE
                                                                                           PRICE PER
                                                                                SHARES       SHARE
                                                                              ---------  -----------
    Outstanding at January 1, 1995......................................         --
    Granted.............................................................      181,000   $    3.50
    Exercised...........................................................         --

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE M--STOCK OPTIONS--CONTINUED

    Canceled...........................................................        (5,000)  $    3.50
                                                                            ---------   ---------
    Outstanding at December 31, 1995...................................       176,000   $    3.50
                                                                            ---------   ---------
    Total exercisable at December 31, 1995.............................        10,000   $    3.50
                                                                            ---------   ---------
    Outstanding at January 1, 1996.....................................       176,000   $    3.50
    Granted............................................................       150,000   $    6.89
    Exercised..........................................................         --
    Canceled...........................................................      (112,000)  $    4.83
                                                                            ---------   ---------
    Outstanding at December 31, 1996...................................       214,000   $    5.60
                                                                            ---------   ---------
    Total exercisable at December 31, 1996.............................        41,600   $    3.92
                                                                            ---------   ---------

    In May 1995, options for 181,000 shares of common stock were granted under the Plan of which options for 90,500 shares will vest only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $20,355 and $36,596 in 1996 and 1995 respectively, relating to these options. Compensation expense of $22,361 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

NOTE N--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                    1996
                                                  -------

                                     Carrying Amount        Estimated Fair Value
                                     ---------------        --------------------

    Cash............................   $ 1,887,001             $ 1,887,001
    Note payable-line of credit.....     4,200,650               4,200,650
    Loan from shareholder...........       545,000                 545,000
    Long-term debt..................     1,348,340               1,348,340
    Capitalized lease obligations...     1,204,457               1,204,457
    Notes payable to related parties       671,800                 671,800

                      CET Environmental Services, Inc.

                       December 31, 1996 and 1995

NOTE N--DISCLOSURE ABOPUT FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                    1995
                                                  -------

                                     Carrying Amount        Estimated Fair Value
                                     ---------------        --------------------

    Cash............................   $   476,644             $   476,655
    Note payable--line of credit.....    2,424,836               2,424,836
    Long-term debt..................     1,022,456               1,012,509
    Notes payable to related parties       682,425                 682,425
    Capitalized lease obligations...       869,945                 869,945


NOTE O--FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended December[nb]31, 1996, the Company wrote off accounts receivable, recorded as a reduction of revenues, approximately $731,500. This adjustment was considered necessary due to the age of the receivable which resulted from disputed amounts arising from contract changes.

NOTE P--SUBSEQUENT EVENT

    In January[nb]1997, the Company completed a private offering of 729,248 shares of its common stock. The net proceeds to the Company from this offering were approximately $2,060,000. In connection with this offering, the Company issued a warrant to the representatives of the underwriters in this offering to purchase up to 10% of the number of shares sold in the offering of the Company's common stock. The purchase price of such was warrants was $100 and the exercise price under such warrants is $3.60 per share. The warrant may be exercised in whole or in part at any time or from time to time until the expiration date of December 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CET ENVIRONMENTAL SERVICES, INC.


DATED: APRIL 10, 1997            BY    /S/ STEVEN H. DAVIS
                                     -----------------------------------------
                                         Steven H. Davis
                                         PRESIDENT AND CHIEF
                                         EXECUTIVE OFFICER

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

          SIGNATURE                      CAPACITY                   DATE
------------------------------  ---------------------------  -------------------


     /s/ STEVEN H. DAVIS        President, Chief Executive
------------------------------    Officer and Director         April 10, 1997
       Steven H. Davis

                                Executive Vice  President      April 10, 1997
     /s/ RICK C. TOWNSEND         and Chief Financial
------------------------------    Officer (Principal
       Rick C. Townsend           Accounting Officer)

      /s/ CRAIG C. BARTO        Director                        April 10, 1997
------------------------------
        Craig C. Barto

    /s/ ROBERT S. COLDREN       Director                        April 10, 1997
------------------------------
      Robert S. Coldren

                                Executive Vice President,       April 10, 1997
    /s/ DOUGLAS W. COTTON         Chief Operating Officer,
------------------------------    Secretary and Director
      Douglas W. Cotton


    /s/ JOHN G. L. HOPKINS      Senior Vice President           April 10, 1997
------------------------------    and Director
      John G. L. Hopkins


     /s/ ROBERT A. TAYLOR       Director                        April 10, 1997
------------------------------
       Robert A. Taylor