Form 10-Q
period 1997-03-31
CET ENVIRONMENTAL SERVICES INC
filed 1997-05-20
CIK 944627

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

( x ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997


                                       OR


(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

             For the transition period from  ________  to  ________.



                         Commission File Number 1-13852


                        CET ENVIRONMENTAL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


               California                                33-0285964
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

 7670 South Vaughn Court, Englewood, Colorado              80112
   (Address of principal executive offices)              (Zip Code)


         Issuer's telephone number, including area code:  (303) 708-1360


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

As of May 14, 1997, 5,798,585 shares of common stock, no par value per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS



                                                                MARCH 31,      DECEMBER 31,
                                                                  1997             1996
                                                               (UNAUDITED)
                                                               -----------    --------------

CURRENT ASSETS:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  620,352   $  1,887,001

     Accounts receivable, less allowance for doubtful accounts
     of $645,467 in 1997 and $538,087 in 1996. . . . . . . . .     8,005,772      7,454,393


     Contracts in process. . . . . . . . . . . . . . . . . . .     3,197,109      6,656,862

     Prepaid expenses and other current assets . . . . . . . .     2,039,074      2,425,216
                                                                 -----------    -----------

            Total Current Assets . . . . . . . . . . . . . . .    13,862,307     18,423,472

     EQUIPMENT AND IMPROVEMENTS, NET . . . . . . . . . . . . .     4,626,813      4,886,288

     OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . .       520,151        485,557
                                                                 -----------    -----------
                                                                 $19,009,271    $23,795,317
                                                                 -----------    -----------
                                                                 -----------    -----------



      The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                MARCH 31,      DECEMBER 31,
                                                                  1997             1996
                                                               (UNAUDITED)
                                                               -----------    --------------

CURRENT LIABILITIES:
      Note payable-line of credit. . . . . . . . . . . . . .    $  2,781,406   $  4,200,650

      Other notes payable. . . . . . . . . . . . . . . . . .         671,800        545,000

      Accounts payable . . . . . . . . . . . . . . . . . . .       3,541,736      7,758,668

      Accrued expenses . . . . . . . . . . . . . . . . . . .       2,071,396      1,156,858

      Current portion of long-term debt and capital lease
      obligations. . . . . . . . . . . . . . . . . . . . . .       1,438,939      1,459,997
                                                                 -----------    -----------
            Total current liabilities. . . . . . . . . . . .      10,505,277     15,121,173

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .               -              -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS . . . . . . . .         919,672      1,700,171

COMMITMENTS AND CONTINGENT LIABILITIES . . . . . . . . . . .               -              -

STOCKHOLDERS' EQUITY

      Common stock (no par value) - authorized 20,000,000
      shares; issued and outstanding 5,798,585 and 5,066,537
      shares in 1997 and 1996, respectively. . . . . . . . .       8,237,019      6,165,977

      Paid-in capital. . . . . . . . . . . . . . . . . . . .         555,530        555,530

      Retained earnings. . . . . . . . . . . . . . . . . . .     (1,208,227)        252,466
                                                                 -----------    -----------
            Total stockholders' equity . . . . . . . . . . .       7,584,322      6,973,973
                                                                 -----------    -----------
                                                                 $19,009,271    $23,795,317
                                                                 -----------    -----------
                                                                 -----------    -----------



            The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997         1996
                                                   (unaudited)   (unaudited)
                                                   -----------   -----------
PROJECT REVENUE. . . . . . . . . . . . . . . .     $ 7,517,744   $12,544,880

PROJECT COSTS
      Direct . . . . . . . . . . . . . . . . .       5,352,409     8,924,989
      Indirect . . . . . . . . . . . . . . . .       1,871,737     1,572,545
                                                   -----------   -----------
                                                     7,224,146    10,497,534
                                                   -----------   -----------
            Gross profit . . . . . . . . . . .         293,598     2,047,346
                                                   -----------   -----------
OTHER OPERATING EXPENSES (INCOME)
      Selling. . . . . . . . . . . . . . . . .         562,562       811,936
      General and administrative . . . . . . .       1,048,739       789,763
      Amortization of excess of acquired net
       assets in excess of cost. . . . . . . .               -             -
                                                   -----------   -----------
                                                     1,611,301     1,601,699
                                                   -----------   -----------
            Operating (loss) income. . . . . .      (1,317,703)      445,647
                                                   -----------   -----------
OTHER INCOME (EXPENSE), NET. . . . . . . . . .        (142,990)      (65,288)
(Loss) income before income taxes. . . . . . .      (1,460,693)      380,359
(Credit) provision for income taxes. . . . . .               -       152,000
                                                   -----------   -----------
NET INCOME (LOSS). . . . . . . . . . . . . . .     $(1,460,693)  $   228,359
                                                   -----------   -----------
                                                   -----------   -----------
Weighted average number of shares outstanding.       5,741,702     5,072,993
                                                   -----------   -----------
                                                   -----------   -----------
Net income (loss) per common share . . . . . .     $     (0.25)  $       .05
                                                   -----------   -----------
                                                   -----------   -----------

      The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                        ------------------------------
                                                                              1997             1996
                                                                          (unaudited)      (unaudited)
                                                                        ----------------  ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (1,460,693)    $  228,359
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:

      Depreciation and amortization. . . . . . . . . . . . . . . . . .        335,331        275,511
      Amortization of acquired net assets in excess of cost. . . . . .
      Provision for bad debts. . . . . . . . . . . . . . . . . . . . .        107,380         36,954
      Employee stock option plan . . . . . . . . . . . . . . . . . . .              -          5,089
      Changes in operating assets and liabilities:

            Decrease (Increase) in accounts receivable . . . . . . . .       (658,759)     4,412,861
            Decrease (Increase) in contracts in process. . . . . . . .      3,459,753        344,465
            Decrease (Increase) in prepaid expenses and other assets .        351,548        219,816
            (Decrease) Increase in accounts payable and
             accrued expenses. . . . . . . . . . . . . . . . . . . . .     (3,323,453)    (3,100,415)
                                                                        -------------    -----------

            Net cash provided by (used in) operating activities. . . .     (1,188,893)      2,422,640
                                                                        -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment . . . . . . . . . . . . . . . . . . . . . . .        (75,856)      (398,757)
                                                                        -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of subordinated and long-term debt . . . . .        (62,491)             -
   Payments on long-term debt and capital lease obligations. . . . . .        (46,207)      (120,040)
   Proceeds from exercise of Employee Stock Options. . . . . . . . . .          9,800              -
   Proceeds from Private Placement Equity Offering . . . . . . . . . .      2,061,242              -
   Proceeds from credit line loan, net of payments . . . . . . . . . .     (1,419,244)    (1,559,757)
   Payments on loans from shareholders . . . . . . . . . . . . . . . .       (545,000)      (210,625)
   Distributions paid. . . . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                        -------------    -----------
            Net cash provided by (used in) financing activities. . . .         (1,900)    (1,890,422)
                                                                        -------------    -----------

   INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .        (1,266,649)       133,461

   Cash at the beginning period . . . . . . . . . . . . . . . . . .         1,887,001        476,655
                                                                        -------------    -----------

   Cash at end of period. . . . . . . . . . . . . . . . . . . . . .     $     620,352     $  610,116
                                                                        -------------    -----------
                                                                        -------------    -----------

      The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1997
                                    (UNAUDITED)


NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

NOTE 2. The Company maintains a $6,000,000 line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. The Company has been notified by the Bank that the Company is in breach of certain loan covenants relating to the line of credit and two other equipment loans from the Bank under which, as of March 31, 1997, the Company had borrowed an aggregate of approximately $3,289,678. The Company is not in default with respect to any loan payments due to the Bank. The breached covenants relate to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations. The Bank notified the Company that no further funds would be loaned while the Company is in breach of these covenants.

          The Company has entered into an agreement with the Bank whereby the Bank has agreed to forebear from taking any action against the Company based upon the breached covenants as long as the Company does not default on any payment due to the Bank or otherwise breach any of the other terms of the forbearance agreement. Under the terms of the forbearance agreement, in addition to regular interest payments, the Company has made principal payments of $500,000 on January 10, 1997 and $250,000 each on January 31, 1997, February 15, 1997, March 15, 1997 and April 15, 1997. The Company also made an additional payment of $169,244 in February, 1997. The forbearance agreement called for the balance of the loans to be repaid by May 1, 1997, but the Bank has agreed to an extension until June 1, 1997.

          On March 25, 1997, the Company accepted a proposal from the National Bank of Canada to replace the Union Bank facility with a line of credit of $9,000,000 and an equipment term loan of $1,000,000. This proposal has been approved by the Bank's credit committee and management expects the loan documents to be completed by May 31, 1997. At that time all loans with Union Bank will be paid in full.

NOTE 3. In December, 1996, the Company commenced a private placement offering of common stock. The offering was completed in January, 1997, and resulted in the issuance of 729,248 shares at a price of $3.20 per share with net proceeds to the Company totaling $2,061,242. The Company has committed to use its best efforts to register these shares for resale prior to December 31, 1997. In conjunction with the offering, warrants for an additional 72,925 shares of common stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

Net working capital increased slightly by $54,731 from $3,302,299 at December 31, 1996 to $3,357,030 at March 31, 1997. Current assets decreased by $4,561,165 during the first three months of 1997 primarily due to a decrease in contracts in process of $4,257,284. Reduced revenues due to seasonal slowdown, the winding down of the EPA Regions IX and X ERCS contract and the slower than anticipated start-up of the EPA Regions VI, VIII and IX ERRS contract, were largely responsible for the decrease. This decrease in contracts in process was partially offset by an increase in accounts receivable of $551,379. In addition, prepaid expenses and other current assets decreased by $386,142 primarily due to the continued amortization of prepaid corporate insurance premiums for policy terms which began July 1, 1996.

Equipment and improvements, net showed a decrease of $259,475 during the first three months of 1997 primarily due to depreciation with very little in capital expenditures during the period.

The decrease in current liabilities of $4,618,896 during the first three months of 1997 resulted primarily from payments on the Union Bank line of credit of $1,419,244 and from a decrease in accounts payable of $4,216,932, which was partially offset by an increase in accrued expenses of $914,538. The Company experienced build ups of large volumes of work during the fourth quarter of 1996 which resulted in the large balances of accounts receivable and payable at year end 1996.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Project revenue for the quarter ended March 31, 1997 was $7,517,744, a decease of 40.1% or $5,027,136 from $12,544,880 for the first quarter of 1996. This decrease was due primarily to three factors:

       - Seasonal slowdown in environmental remediation/construction due to weather constraints, which in the first quarter of 1996 was largely offset by the relatively high level of revenue from a major chemical warehouse fire clean-up.
       -  The winding down of the EPA ERCS Contract for Regions IX and X.
       - Slower than anticipated start-up of the five year $292 million EPA ERRS Contract for Regions VI, VIII and IX awarded in December, 1996.

The composition of revenue also changed when comparing the first quarter of 1997 to the first quarter of 1996. In the first quarter of 1997, 36.6% of total project revenue or $2,863,630 was derived from one client, the U.S. Environmental Protection Agency. During the first quarter of 1996, the revenue from this client was $1,978,534 or 15.8% of total project revenue. However, in 1996 the EPA revenue came from a single contract (ERCS), while in 1997 it came from a combination of ERCS and ERRS.

A comparison of the first quarter of 1997 to the first quarter of 1996 showed that gross profit decreased 85.7% and the gross profit margin decreased from 16.3% to 3.9% of revenue. Direct project costs were comparable as a percentage of revenue at 71.2% and 71.1% for first quarter 1997 and 1996 respectively. Indirect project costs increased from $299,192 to $1,871,73 (24.9% of revenue) in the three months ending March 31, 1997, from $1,572,545 (12.5% of revenue) in the three months ending March 31, 1996. This increase was primarily attributable to lower labor utilization due to the reduced revenues. The Company's goal is to achieve a generally equal distribution of revenues from government contracts and commercial contracts in order to balance continuity of revenues with increased margins after direct costs.

Selling expenses for the first quarter of 1997 decreased by $249,374 or 30.7% when compared to the first quarter of 1996 due to a more focused sales effort and the implementation of a sales commission program. Selling expense was 7.5% and 6.5% of project revenue for the first quarter of 1997 and 1996 respectively.

General and administrative expenses for the first quarter of 1997 increased by $258,976 or 32.8% when compared to the first quarter of 1996. General and administrative expenses as a percentage of project revenue were 14.0% for the first quarter of 1997 as compared to 6.3% for the first quarter of 1996. This increase was primarily due to increases in insurance costs, data processing maintenance costs and costs associated with the transition of the corporate office from California to Colorado.

Other income (expense) net, consists primarily of interest expense which increased $74,093 or 115.9% in the first quarter of 1997 compared to the first quarter of 1996. The increase is due primarily to higher balances on the Company's line of credit and on the loan from Signal Hill Petroleum.

The Company experienced a net loss for the first quarter of 1997 of $1,460,693, as compared with net income of $228,359 for the first quarter of 1996. This decrease in operating results is explained in the preceding paragraphs by the reduced revenues and increased indirect project costs.

In response to these operating results, the Company has closed offices in Georgetown, Colorado and Atlanta Georgia. The Company has also implemented new labor management practices whereby all operations staff below foreman level will be hired on a casual basis only when needed for specific project work. This will reduce indirect labor costs and company paid benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had working capital of $3,357,030 which was an increase from working capital of $3,302,299 as of December 31, 1996. The current ratio was 1.32 to 1 at March 31, 1997 as compared with 1.22 to 1 at December 31, 1996.

In December, 1996, the Company commenced a private placement offering of common stock. The offering was completed in January, 1997, and resulted in the issuance of 729,248 shares at a price of $3.20 per share with net proceeds to the Company totaling $2,061,242. The Company has committed to use its best efforts to register these shares for resale prior to December 31, 1997. In conjunction with the offering, warrants for an additional 72,925 shares of common stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

The Company maintains a $6,000,000 line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. The Company has been notified by the Bank that the Company is in breach of certain loan covenants relating to the line of credit and two other equipment loans from the Bank under which, as of March 31, 1997, the Company had borrowed an aggregate of approximately $3,289,678. The Company is not in default with respect to any loan payments due to the Bank. The breached covenants relate to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations. The Bank notified the Company that no further funds would be loaned while the Company is in breach of these covenants.

The Company has entered into an agreement with the Bank whereby the Bank has agreed to forebear from taking any action against the Company based upon the breached covenants as long as the Company does not default on any payment due to the Bank or otherwise breach any of the other terms of the forbearance agreement. Under the terms of the forbearance agreement, in addition to regular interest payments, the Company has made principal payments of $500,000 on January 10, 1997 and $250,000 each on January 31, 1997, February 15, 1997, March 15, 1997 and April 15, 1997. The Company also made an additional payment of $169,244 in February, 1997. The forbearance agreement called for the balance of the loans to be repaid by May 1, 1997, but the Bank has agreed to an extension until June 1, 1997.

On March 25, 1997, the Company accepted a proposal from the National Bank of Canada to replace the Union Bank facility with a line of credit of $9,000,000 and an equipment term loan of $1,000,000. This proposal has been approved by the Bank's credit committee and management expects the loan documents to be completed by May 31, 1997. At that time all loans with Union Bank will be paid in full.

During the first quarter of 1997 the Company paid back $545,000 of short term notes executed in November 1996 with Signal Hill Petroleum. The Company also extended to February 28, 1998, notes to shareholders totaling $671,800.

Management believes that funds provided from operations and he short term line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     In January 1997, the Company sold 729,248 shares of its Common Stock to 75 accredited investors and 14 non-accredited investors in a private offering at an offering price per share of $3.20. In connection with such offering, the Company paid RAF Financial Corporation, the selling agent, commissions of $233,360 and a non-accountable expense allowance of $46,672. In addition, the Company issued the selling agent warrants to purchase up to 72,925 shares of Common Stock.

     With respect to these sales, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were place on the certificates and stop transfer orders were issued to the transfer agent.

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

                                       CET ENVIRONMENTAL SERVICES, INC.



Dated:  May 20, 1997             By:  /S/ STEVEN H. DAVIS
                                      -----------------------------------------
                                      Steven H. Davis, President



Dated:  May 20, 1997             By:  /S/ RICK C. TOWNSEND
                                      -----------------------------------------
                                      Rick C. Townsend, Chief Financial Officer