Form 10-Q
period 1997-06-30
CET ENVIRONMENTAL SERVICES INC
filed 1997-08-13
CIK 944627

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)

  (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1997


                                      OR


  ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from  ________  to  ________.



                        Commission File Number 1-13852


                       CET ENVIRONMENTAL SERVICES, INC.
      (Exact name of small business issuer as specified in its charter)




               California                                    33-0285964
        (State or other jurisdiction                       (IRS Employer
      of incorporation or organization)                  Identification No.)

7670 South Vaughn Court, Englewood, Colorado                   80112
  (Address of principal executive offices)                   (Zip Code)


       Issuer's telephone number, including area code:  (303) 708-1360



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No       .
   -------   -------

As of August 8, 1997, 5,798,585 shares of common stock, no par value per share, were outstanding.


-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                       CET ENVIRONMENTAL SERVICES, INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                      1997             1996
                                                   (UNAUDITED)
                                                   -----------     ------------
CURRENT ASSETS:
    Cash.........................................  $   129,717     $ 1,887,001

    Accounts receivable, less allowance
    for doubtful accounts of $645,467
    in 1997 and $538,087 in 1996.................    8,460,544       7,454,393


    Contracts in process.........................    6,382,346       6,656,862

    Prepaid expenses and other current assets....    1,344,277       2,425,216
                                                   -----------     -----------

       Total Current Assets......................   16,316,884      18,423,472

EQUIPMENT AND IMPROVEMENTS, NET..................    4,317,152       4,886,288

OTHER ASSETS.....................................      512,587         485,557
                                                   -----------     -----------

                                                   $21,146,623     $23,795,317
                                                   -----------     -----------
                                                   -----------     -----------








       The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                           CONDENSED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30,      DECEMBER 31,
                                                      1997             1996
                                                   (UNAUDITED)
                                                   -----------     ------------
CURRENT LIABILITIES:
    Note payable-line of credit..................  $ 4,975,651     $ 4,200,650

    Other notes payable..........................      671,800         545,000

    Accounts payable.............................    4,291,622       7,758,668

    Accrued expenses.............................    1,867,599       1,156,858

    Current portion of long-term debt
     and capital lease obligations...............      840,223       1,459,997
                                                   -----------     -----------

       Total current liabilities.................   12,646,895      15,121,173

DEFERRED INCOME TAXES............................            -               -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....      895,575       1,700,171

COMMITMENTS AND CONTINGENT LIABILITIES.......                -               -

STOCKHOLDERS' EQUITY

    Common stock (no par value) - authorized
     20,000,000 shares; issued and outstanding
     5,798,585 and 5,066,537 shares in 1997
     and 1996, respectively......................    8,211,439       6,165,977

    Paid-in capital..............................      561,743         555,530

    Retained earnings............................   (1,169,029)        252,466
                                                   -----------     -----------

       Total stockholders' equity................    7,604,153       6,973,973
                                                   -----------     -----------

                                                   $21,146,623     $23,795,317
                                                   -----------     -----------
                                                   -----------     -----------




           The accompanying notes are an integral part of these statements.

                       CET ENVIRONMENTAL SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      1997            1996
                                                   (unaudited)
                                                   -----------     -----------

PROJECT REVENUE...............................     $12,593,652     $14,468,821

PROJECT COSTS
    Direct....................................       9,431,739      10,547,377
    Indirect..................................       1,838,170       2,094,780
                                                   -----------     -----------
                                                    11,269,909      12,642,157

        Gross profit..........................       1,323,743       1,826,664

OTHER OPERATING EXPENSES (INCOME)
    Selling...................................         594,613         928,985
    General and administrative................         735,590         607,180
                                                   -----------     -----------
                                                     1,330,203       1,536,165
                                                   -----------     -----------

        Operating income (loss)...............          (6,460)        290,499

OTHER INCOME (EXPENSE), NET...................         (68,906)       (236,768)
                                                   -----------     -----------

        Income (loss) before income taxes.....         (75,366)         53,731

Provision (credit) for income taxes...........        (114,564)         21,600
                                                   -----------     -----------

NET INCOME (LOSS).............................     $    39,198     $    32,131

Weighted average number of shares outstanding.       5,798,585       5,083,580
                                                   -----------     -----------
                                                   -----------     -----------

Net income (loss) per common share............     $       .01     $       .01
                                                   -----------     -----------
                                                   -----------     -----------











       The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                      1997            1996
                                                   (unaudited)
                                                   -----------     -----------

PROJECT REVENUE...............................     $20,111,396     $27,013,701

PROJECT COSTS
     Direct...................................      14,775,176      19,472,366
     Indirect.................................       3,895,393       3,667,325
                                                   -----------     -----------
                                                    18,670,569      23,139,691
                                                   -----------     -----------

         Gross profit.........................       1,440,827       3,874,010

OTHER OPERATING EXPENSES (INCOME)
     Selling..................................       1,195,231       1,740,921
     General and administrative...............       1,569,756       1,396,943
                                                   -----------     -----------
                                                     2,764,987       3,137,864
                                                   -----------     -----------

         Operating (loss) income..............      (1,324,160)        736,146

OTHER INCOME (EXPENSE), NET...................        (211,896)       (302,056)
                                                   -----------     -----------

     Income (loss) before income taxes........      (1,536,056)        434,090

Provision (credit) for income taxes...........        (114,564)        173,600
                                                   -----------     -----------

NET INCOME (LOSS).............................     $(1,421,492)    $   260,490
                                                   -----------     -----------
                                                   -----------     -----------

Weighted average number of shares outstanding.       5,770,144       5,083,225
                                                   -----------     -----------
                                                   -----------     -----------

Net income (loss) per common share............     $      (.25)    $       .05
                                                   -----------     -----------
                                                   -----------     -----------











     The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended June 30,
                                                                      1997           1996
                                                                   (unaudited)
                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $(1,421,492)   $   260,490
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:

  Depreciation and amortization . . . . . . . . . . . . . . . . .      670,867        615,767
  Provision for bad debts . . . . . . . . . . . . . . . . . . . .      122,098         71,200
  Employee stock option plan. . . . . . . . . . . . . . . . . . .            -         10,178
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable . . . . . . . . . .     (929,233)     3,068,447
   Decrease (increase) in contracts in process. . . . . . . . . .      274,515       (708,482)
   Decrease (increase) in income taxes receivable . . . . . . . .      426,410              -
   Decrease (increase) in prepaid expenses and other assets . . .      428,483        177,055
   (Decrease) increase in accounts payable and
    accrued expenses. . . . . . . . . . . . . . . . . . . . . . .   (3,376,081)    (4,458,640)
                                                                   -----------    -----------

   Net cash provided by (used in) operating activities. . . . . .   (3,804,433)      (963,985)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment. . . . . . . . . . . . . . . . . . . . . .     (101,730)      (798,952)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of subordinated and long-term debt. . . .      (25,264)             -
 Payments on long-term debt and capital lease obligations . . . .     (107,532)       (53,360)
 Proceeds from exercise of Employee Stock Options.  . . . . . . .        9,800              -
 Proceeds from Private Placement Equity Offering .. . . . . . . .    2,041,874              -
 Proceeds from  National Bank of Canada line of credit,
  net of payments.. . . . . . . . . . . . . . . . . . . . . . . .    4,975,651              -
 Principal payments (net borrowings) on Union Bank
  line of credit. . . . . . . . . . . . . . . . . . . . . . . . .   (4,200,650)     1,775,814
 Payments on loans from shareholders. . . . . . . . . . . . . . .     (545,000)      (210,625)
 Distributions paid . . . . . . . . . . . . . . . . . . . . . . .            -              -
                                                                   -----------    -----------
   Net cash provided by (used in) financing activities. . . . . .    2,148,879      1,511,829
                                                                   -----------    -----------

 INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .   (1,757,284)      (251,108)

 Cash at the beginning period . . . . . . . . . . . . . . . . . .    1,887,001        476,655
                                                                   -----------    -----------

 Cash at end of period. . . . . . . . . . . . . . . . . . . . . .  $   129,717    $   225,547
                                                                   -----------    -----------
                                                                   -----------    -----------

       The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)


NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

NOTE 2. The Company has maintained a $6,000,000 line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. On May 30, 1997, the Company terminated all financing arrangements with Union Bank with a payment of $3,108,390 using proceeds of a new financing agreement with National Bank of Canada. This new financing is comprised of a line of credit of $9,000,000 and an equipment term loan of $1,000,000. As of June 30, 1997, the balance owed on the line of credit was $4,975,651. The equipment loan is still being processed.

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

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

Project revenue for the quarter ended June 30, 1997 was $12,593,652, a decrease of 13.1% from $14,468,821 for the second quarter of 1996. This decrease was due primarily to three factors:

    - Lower commercial revenues largely attributable to a large remediation project that was active in 1996.

    - The winding down of the U.S. Environmental Protection Agency Emergency Response Cleanup Services (ERCS) Contract for Regions IX and X.

    - Slower than anticipated start-up of the five year $292 million U.S. Environmental Protection Agency Emergency and Rapid Response Services
         (ERRS) Contract for Regions VI, VIII and IX awarded in December, 1996.

The composition of revenue also changed when comparing the second quarter of 1997 to the second quarter of 1996. In the second quarter of 1997, 50.5% of total project revenue or $6,362,369 was derived from one client, the U.S. Environmental Protection Agency. During the second quarter of 1996, the revenue from this client was $2,720,687 or 18.8% of total project revenue. However, in 1996 the EPA revenue came from a single contract (ERCS), while in 1997 it came from a combination of ERCS and ERRS.

A comparison of the second quarter of 1997 to the second quarter of 1996 showed that gross profit decreased 27.5% and the gross profit margin decreased from 12.6% to 10.5% of revenue. Direct project costs increased as a percentage of revenue to 74.9% from 72.9% for second quarter 1997 and 1996 respectively. This was due primarily to the higher percentage of EPA work, which generally produces lower margins. The Company's goal is to achieve a generally equal distribution of revenues from government contracts and commercial contracts in order to balance continuity of revenues with increased margins after direct costs.

Indirect project costs decreased $256,610 to $1,828,170 for the six months ending June 30, 1997, but remained comparable as a percentage of revenues at 14.6% for 1997 compared to 14.5% for 1996. The decrease in actual dollars was primarily attributable to the Company's cost reduction program.

Selling expenses for the second quarter of 1997 decreased by $334,372 or 36.0% when compared to the second quarter of 1996 due to a more focused sales effort and the implementation of a sales commission program. Selling expense also decreased as a percent of revenue to 4.7% in 1997 from 6.4% in 1996.

General and administrative expenses for the second quarter of 1997 increased by $128,410 or 21.1% when compared to the second quarter of 1996. General and administrative expenses as a percentage of project revenue were 5.8% for the first quarter of 1997 as compared to 4.2% for the first quarter of 1996. This increase was primarily due to increases in insurance costs and data processing maintenance costs.

Other income (expense) net, consists primarily of interest expense which decreased $167,862 or 70.1% in the second quarter of 1997 compared to the second quarter of 1996.

The Company experienced net income for the second quarter of 1997 of $39,198 as compared with net income of $32,131 for the second quarter of 1996.

In response to these operating results, the Company has continued to tighten operating costs by reducing operations in Phoenix, Arizona. The Company has also implemented new labor management practices whereby all operations staff below foreman level will be hired on a casual basis only when needed for specific project work. This will reduce indirect labor costs and company paid benefits.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Project revenue for the six months ended June 30, 1997 was $20,111,396, a decrease of 25.6% or $6,902,305 from $27,013,701 for the six months ended June 30, 1996. This decrease was due primarily to three factors:

    - Higher commercial revenues in the first half of 1996 because of continued work on a major chemical warehouse fire clean-up and the commencement of work on a large remediation project.

    -    The winding down of the EPA ERCS Contract for Regions IX and X.

    - Slower than anticipated start-up of the five year $292 million EPA ERRS Contract for Regions VI, VIII and IX awarded in December, 1996.

Gross profit deceased by 62.8% or $2,433,183 between the six months ended June 30, 1997 and the six months ended June 30, 1996 and the gross profit margin decreased from 14.3% to 7.2% during the same period. Direct project costs as a percent of revenue increased to 73.5% in 1997 from 72.1% in 1996. This was due to the higher level of EPA work. The 6.2% increase in indirect project costs was primarily the result of treating fringe benefits on direct labor as indirect cost in 1997 (as opposed to direct cost in 1996), which in turn was largely offset by overhead reductions from the Company's cost containment program.

Selling expenses for the six months ended June 30, 1997 decreased by $545,690 or 31.3% compared to the six months ended June 30, 1996 due to a reduction of sales staff and implementation of a sales commission program.

General and administrative expenses for the first six months of 1997 increased by $172,813 or 12.4% from the first six months of 1996 primarily due to increases in insurance and data processing maintenance costs, and from costs associated with relocating the corporate office from California to Colorado.

A net loss of $1,421,492 was incurred for the six months ended June 30, 1997, as compared to a profit of $260,490 for the six months ended June 30, 1996. This decrease resulted from the lower level of revenue in the first half of 1997.

In response to these results, the Company has continued with its cost containment program, and in the first six months of 1997 has closed offices in Atlanta, Georgia and Georgetown, Colorado, and reduced operations in Phoenix, Arizona.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased by $367,690 from $3,302,299 at December 31, 1996 to $3,669,989 at June 30, 1997. The current ratio increased from 1.22/1 at December 31, 1996, to 1.29/1 at June 30, 1997. Current assets decreased by $2,106,588 during the first six months of 1997, primarily due to a decrease in cash of $1,757,284 and prepaid expenses and other current assets by $1,080,939, comprised mostly of continued amortization of prepaid insurance premiums and a reduction of income taxes receivable. This decrease was partially offset by an increase in accounts receivable of $1,006,151.

Equipment and improvements, net showed a decrease of $569,136 during the first six months of 1997, primarily due to depreciation with very little in capital expenditures during the period.

The decrease in current liabilities of $2,474,278 during the first six months of 1997 resulted primarily from a decrease in accounts payable of $3,467,046, which was partially offset by an increase in accrued expenses of $710,741.

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

The Company has maintained a $6,000,000 line of credit with Union Bank of California, N.A. which replaced the previous banking relationship with Comerica Bank. On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 and an equipment term loan of $1,000,000. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of June 30, 1997, the balance owed on the new line of credit is $4,975,651. The equipment loan is still being processed.

During the first quarter of 1997 the Company paid back $545,000 of short term notes executed in November, 1996 with Signal Hill Petroleum. The Company also extended to February 28, 1998, notes to shareholders totaling $671,800.

Management believes that funds provided from operations and the new line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 23, 1997, the Company settled a lawsuit filed by LMU and Company in February, 1997, claiming cash and other compensation for services rendered in conjunction with the development of the private placement equity offering completed in January, 1997.

ITEM 2.  CHANGES IN SECURITIES

In conjunction with the settlement of the above referenced lawsuit, the Company issued warrants for the purchase of 100,000 shares of common stock at a price of $4.25 per share to LMU and Company as partial compensation for future services to be performed by LMU and Company under the terms of a Management Services Agreement.

In issuing the warrants, the Company relied on the exemption in Section 4(2) of the Securities Act of 1933, as amended. The purchaser of the Warrants is an accredited and sophisticated investor and the appropriate restrictive legend was placed on the face of the Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders meeting held on May 15, 1997, the following matters were voted affirmatively:

    a) Election of the following directors to serve until the next annual shareholders meeting:

    --------------------------------------------------------------------
    NOMINEE                     FOR           AGAINST        ABSTENTIONS
    --------------------------------------------------------------------
    Craig C. Barto           3,282,030           0             199,246
    --------------------------------------------------------------------
    Robert S. Coldren        3,471,030           0              10,246
    --------------------------------------------------------------------
    Douglas W. Cotton        3,473,830           0               7,446
    --------------------------------------------------------------------
    Steven H. Davis          3,473,830           0               7,446
    --------------------------------------------------------------------
    John G. L. Hopkins       3,473,830           0               7,446
    --------------------------------------------------------------------
    Robert S. Taylor         3,471,330           0               9,946
    --------------------------------------------------------------------
    Rick C. Townsend         3,471,030           0              10,246
    --------------------------------------------------------------------

    b) Confirmation of Grant Thornton LLP as the Company's outside auditors for fiscal year 1997.

    ----------------------------------------------
    FOR                 AGAINST        ABSTENTIONS
    ----------------------------------------------
    3,454,674           21,102            5,500
    ----------------------------------------------

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


                                  CET ENVIRONMENTAL SERVICES, INC.


Dated:  August 12, 1997          By: /s/ STEVEN H. DAVIS
                                    --------------------------------------
                                     Steven H. Davis, President


Dated:  August 12, 1997          By: /s/ RICK C. TOWNSEND
                                    --------------------------------------
                                     Rick C. Townsend, Chief Financial Officer