Form 10KSB/A
period 1996-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1997-09-10
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

                           Commission File No. 1-13852

                        CET ENVIRONMENTAL SERVICES, INC.

    (Exact Name of Small Business Issuer as Specified in its Charter)

       California                                           33-0285964
- ----------------------------                          ---------------------
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

                         [Grant Thornton Letterhead]





Item 7.


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

    Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. At December 31, 1995, management believed that it was more likely than not that the deferred tax asset would be realized. For the year ended December 31, 1996, the Company incurred a loss and a valuation allowance was recorded equal to the entire deferred tax asset because its realization was uncertain. In the event the realization becomes more likely, an adjustment to the valuation allowance will be required.

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

          SIGNATURE                      CAPACITY                   DATE
- ------------------------------  ---------------------------  -------------------


     /s/ STEVEN H. DAVIS        President, Chief Executive
- ------------------------------    Officer and Director         April 10, 1997
       Steven H. Davis

                                Executive Vice  President      April 10, 1997
     /s/ RICK C. TOWNSEND         and Chief Financial
- ------------------------------    Officer (Principal
       Rick C. Townsend           Accounting Officer)

      /s/ CRAIG C. BARTO        Director                        April 10, 1997
- ------------------------------
        Craig C. Barto

    /s/ ROBERT S. COLDREN       Director                        April 10, 1997
- ------------------------------
      Robert S. Coldren

                                Executive Vice President,       April 10, 1997
    /s/ DOUGLAS W. COTTON         Chief Operating Officer,
- ------------------------------    Secretary and Director
      Douglas W. Cotton


    /s/ JOHN G. L. HOPKINS      Senior Vice President           April 10, 1997
- ------------------------------    and Director
      John G. L. Hopkins


     /s/ ROBERT A. TAYLOR       Director                        April 10, 1997
- ------------------------------
       Robert A. Taylor