Form 10-Q
period 1997-09-30
CET ENVIRONMENTAL SERVICES INC
filed 1997-11-12
CIK 944627

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

                For the quarterly period ended September 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from             to            .
                                            ----------    ----------

                        Commission File Number 1-13852


                       CET ENVIRONMENTAL SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)


                 California                              33-0285964
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

7670 South Vaughn Court, Englewood, Colorado                     80112
   (Address of principal executive offices)                   (Zip Code)


        Issuer's telephone number, including area code:  (303) 708-1360


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No    .
                                                               ---     ---

As of November 4, 1997, 5,799,785 shares of common stock, no par value per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           CET ENVIRONMENTAL SERVICES, INC.
                               CONDENSED BALANCE SHEET

                                      ASSETS

                                                                    SEPTEMBER 30,      DECEMBER 31
                                                                        1997               1996
                                                                    -----------        -----------
                                                                    (UNAUDITED)
CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . . .          $   375,742        $ 1,887,001
    Accounts Receivable, less allowance for doubtful
     accounts of $525,000 in 1997 and $538,087 in 1996 . .            9,151,396          7,454,393
    Contracts in process . . . . . . . . . . . . . . . . .            8,972,330          6,656,862
    Income tax receivable. . . . . . . . . . . . . . . . .               62,658          1,282,778
    Due from related party . . . . . . . . . . . . . . . .               --                158,010
    Other receivables. . . . . . . . . . . . . . . . . . .              478,739            199,016
    Inventories. . . . . . . . . . . . . . . . . . . . . .              177,357            171,642
    Prepaid expenses . . . . . . . . . . . . . . . . . . .              859,505            613,770
                                                                    -----------        -----------

         Total Current Assets. . . . . . . . . . . . . . .           20,077,727         18,423,472
                                                                    -----------        -----------
EQUIPMENT AND IMPROVEMENTS, NET. . . . . . . . . . . . . .
    Field equipment and vehicles . . . . . . . . . . . . .            5,857,445          5,672,638
    Office furniture, equipment and leasehold
     improvements. . . . . . . . . . . . . . . . . . . . .            1,757,676          1,591,910
                                                                    -----------        -----------
                                                                      7,615,121          7,264,548
    Less allowance for depreciation and amortization . . .           (3,479,963)        (2,378,260)
                                                                    -----------        -----------

         Equipment and improvements - net. . . . . . . . .            4,135,158          4,886,288
                                                                    -----------        -----------

GOODWILL . . . . . . . . . . . . . . . . . . . . . . . . .              508,505            352,644

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . .              257,613            132,913
                                                                    -----------        -----------

                                                                    $24,979,003        $23,795,317
                                                                    -----------        -----------
                                                                    -----------        -----------

        The accompanying notes are an integral part of these statements

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               SEPTEMBER 30   DECEMBER 31
                                                                   1997          1996
                                                               -----------   -----------
                                                               (UNAUDITED)
CURRENT LIABILITIES
    Note payable - line of credit. . . . . . . . . . . . .     $ 4,594,078   $ 4,200,650

    Other notes payable. . . . . . . . . . . . . . . . . .         671,800       545,000

    Accounts payable . . . . . . . . . . . . . . . . . . .       7,017,120     7,758,668

    Accrued expenses . . . . . . . . . . . . . . . . . . .       1,865,081     1,156,858

    Income taxes payable . . . . . . . . . . . . . . . . .           7,053         --

    Current portion of long-term debt and capital
         lease obligations . . . . . . . . . . . . . . . .         977,463     1,459,997
                                                               -----------   -----------

         Total current liabilities . . . . . . . . . . . .      15,132,595    15,121,173
                                                               -----------   -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS . . . . . . .       1,670,416     1,700,171


STOCKHOLDERS' EQUITY

    Common stock (no par value) - authorized
     20,000,000 shares; issued and outstanding
     5,798,585 and 5,066,537 shares in
     1997 and 1996, respectively . . . . . . . . . . . . .       8,211,439     6,165,977

    Paid-in capital. . . . . . . . . . . . . . . . . . . .         561,743       555,530

    Retained earnings. . . . . . . . . . . . . . . . . . .        (597,190)      252,466
                                                               -----------   -----------

         Total stockholders' equity. . . . . . . . . . . .       8,175,992     6,973,973
                                                               -----------   -----------

                                                               $24,979,003   $23,795,317
                                                               -----------   -----------
                                                               -----------   -----------

        The accompanying notes are an integral part of these statements.

                            CET ENVIRONMENTAL SERVICES, INC.
                           CONDENSED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED SEPTEMBER 30
                                               --------------------------------
                                                   1997                1996
                                               ------------       ------------
                                                (UNAUDITED)        (UNAUDITED)

PROJECT REVENUE. . . . . . . . . . . . . . . . $ 14,777,195       $ 12,994,919

PROJECT COSTS
  Direct . . . . . . . . . . . . . . . . . . .   11,193,007         11,470,294
  Indirect . . . . . . . . . . . . . . . . . .    1,725,850          2,322,852
                                               ------------       ------------
                                                 12,918,857         13,793,146
                                               ------------       ------------
          Gross profit . . . . . . . . . . . .    1,858,338           (798,227)

OTHER OPERATING EXPENSES (INCOME)
  Selling. . . . . . . . . . . . . . . . . . .      421,273            918,412
  General and administrative . . . . . . . . .      672,569            994,761
                                               ------------       ------------
                                                  1,093,842          1,913,173
                                               ------------       ------------
         Operating income (loss) . . . . . . .      764,496         (2,711,400)

OTHER INCOME (EXPENSE), NET. . . . . . . . . .     (191,643)          (276,251)
                                               ------------       ------------
         Income (loss) before income taxes . .      572,853         (2,987,651)

Provision (credit) for income taxes. . . . . .        1,017           (163,600)
                                               ------------       ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . $    571,836       $ (2,824,051)
                                               ------------       ------------
                                               ------------       ------------

Weighed average number of shares outstanding .    5,798,585          5,079,572
                                               ------------       ------------
                                               ------------       ------------
Net income (loss) per common share . . . . . . $        .10       $       (.56)
                                               ------------       ------------
                                               ------------       ------------


          The accompanying notes are an integral part of these statements.

                            CET ENVIRONMENTAL SERVICES, INC.

                           CONDENSED STATEMENTS OF OPERATIONS


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                   1997               1996
                                               ------------       ------------
                                                (UNAUDITED)        (UNAUDITED)

PROJECT REVENUE. . . . . . . . . . . . . . . . $ 34,888,591       $ 40,008,620

PROJECT COSTS
  Direct . . . . . . . . . . . . . . . . . . .   25,946,666         30,942,660
  Indirect . . . . . . . . . . . . . . . . . .    5,642,760          5,990,177
                                               ------------       ------------
                                                 31,589,426         36,932,837
                                               ------------       ------------

          Gross profit . . . . . . . . . . . .    3,299,165          3,075,783

OTHER OPERATING EXPENSES (INCOME)
  Selling. . . . . . . . . . . . . . . . . . .    1,616,504          2,659,333
  General and administrative . . . . . . . . .    2,242,325          2,391,704
                                               ------------       ------------
                                                  3,858,829          5,051,037
                                               ------------       ------------
    Operating (loss) income. . . . . . . . . .     (559,664)        (1,975,254)

OTHER INCOME (EXPENSE), NET. . . . . . . . . .     (403,539)          (578,307)
                                               ------------       ------------
    Income (loss) before income taxes. . . . .     (963,203)        (2,553,561)

Provision (credit) for income taxes. . . . . .     (113,547)            10,000
                                               ------------       ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . $   (849,656)      $ (2,563,561)
                                               ------------       ------------
                                               ------------       ------------
Weighted average number of shares
  outstanding. . . . . . . . . . . . . . . . .    5,779,624          5,078,715
                                               ------------       ------------
                                               ------------       ------------
Net income (loss) per common share . . . . . . $       (.15)      $       (.50)
                                               ------------       ------------
                                               ------------       ------------


          The accompanying notes are an integral part of these statements

                            CET ENVIRONMENTAL SERVICES, INC.

                           CONDENSED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                               1997             1996
                                                           ------------      ------------
                                                            (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . $   (849,656)     $ (2,563,561)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:.
    Depreciation and amortization. . . . . . . . . . . . .    1,120,720           924,748
    Provision for bad debts. . . . . . . . . . . . . . . .      (13,087)          298,200
    Employee stock option plan . . . . . . . . . . . . . .            -            15,267
    Loss on sale of equipment. . . . . . . . . . . . . . .            -             9,422
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable . . . . .   (1,683,916)        4,675,025
      Decrease (increase) in contracts in process. . . . .   (2,315,468)         (893,587)
      Decrease (increase) in income taxes receivable . . .    1,220,120                 -
      Decrease (increase) in prepaid expenses and
        other assets . . . . . . . . . . . . . . . . . . .     (497,863)         (491,518)
      (Decrease) increase in accounts payable and
        accrued expenses . . . . . . . . . . . . . . . . .      (26,272)       (2,502,299)
                                                           ------------      ------------
              Net cash provided by (used in) operating
                activities . . . . . . . . . . . . . . . .   (3,045,422)         (528,303)
                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment. . . . . . . . . . . . . . . . . .     (350,573)       (1,143,527)
  Purchase of subsidiary in excess of net assets . . . . .     (174,878)                -
                                                           ------------      ------------
              Net cash provided by (used in) investing
                activities . . . . . . . . . . . . . . . .     (525,451)       (1,143,527)
                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of subordinated and
    long-term debt . . . . . . . . . . . . . . . . . . . .    1,038,312           124,940
  Payments on long term debt and capital lease
    obligations. . . . . . . . . . . . . . . . . . . . . .     (878,801)         (424,412)
  Proceeds from exercise of Employee Stock Options . . . .        9,800                 -
  Proceeds from Private Placement Equity Offering. . . . .    2,041,875                 -
  Proceeds from National Bank of Canada line of
    credit, net of payments. . . . . . . . . . . . . . . .    4,594,078                 -
  Principal payments (net borrowings) on Union Bank
    line of credit . . . . . . . . . . . . . . . . . . . .   (4,200,650)        1,775,814
  Proceeds from loans from shareholders. . . . . . . . . .                        200,000
  Payments on loans from shareholders. . . . . . . . . . .     (545,000)         (210,625)
                                                           ------------      ------------
          Net cash provided by (used in) financing
            activities . . . . . . . . . . . . . . . . . .    2,059,614         1,465,717
                                                           ------------      ------------

  INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . .   (1,511,259)         (206,113)

  Cash at the beginning of period. . . . . . . . . . . . .    1,887,001           476,655
                                                           ------------      ------------

  Cash at end of period. . . . . . . . . . . . . . . . . . $    375,742      $    270,542
                                                           ------------      ------------
                                                           ------------      ------------

             The accompanying notes are an integral part of these statements.

                           CET ENVIRONMENTAL SERVICES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

NOTE 2. At the beginning of the year, the Company maintained a $6,000,000 line of credit with Union Bank of California, N.A. On May 30, 1997, the Company terminated all financing arrangements with Union Bank with a payment of $3,108,390 using proceeds of a new financing agreement with National Bank of Canada. This new financing is comprised of a line of credit of $9,000,000 and an equipment term loan of $1,000,000. As of September 30, 1997, the balance owed on the line of credit was $4,594,078 and on the equipment loan was $1,000,000.


NOTE 3. In December, 1996, the Company commenced a private placement offering of common stock. The offering was completed in January, 1997, and resulted in the issuance of 729,248 shares at a price of $3.20 per share with net proceeds to the Company totaling $2,061,242. The Company has agreed to use its best efforts to register these shares for resale prior to December 31, 1997. In conjunction with the offering, warrants for an additional 72,925 shares of common stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Project revenue for the quarter ended September 30, 1997 was $14,777,195, an increase of 13.7% from $12,994,919 for the third quarter of 1996. This increase was due primarily to three factors:

    - Commencement in the third quarter of 1997 of two delivery orders for $9 million and a $2.5 million respectively, issued under a Preplaced Remedial Action Contract (PRAC) with the U.S. Army Corps of Engineers.

    - Commencement of construction on a $7 million wastewater treatment plant and a $2.5 million groundwater remediation project, each for large industrial clients.

    - Ongoing work on the five year $292 million U.S. Environmental Protection Agency Emergency and Rapid Response Services (ERRS) Contract for Regions VI, VIII and IX awarded in December, 1996.

The composition of revenue also changed when comparing the third quarter of 1997 to the third quarter of 1996. In the third quarter of 1997, 48.0% of total project revenue or $7,095,742 was derived from one client, the U.S. Environmental Protection Agency. During the third quarter of 1996, the revenue from this client was $2,485,267 or 19.1% of total project revenue.

A comparison of the third quarter of 1997 to the third quarter of 1996 showed that gross profit increased by $2,656,565 from a loss of ($798,227) to a gain of $1,858,338. Direct project costs decreased as a percentage of revenue to 75.7% from 88.3% for third quarter 1997 and 1996 respectively. This was due primarily to tighter project management practices, as the third quarter 1996 margins were depressed due to revenue reductions taken because of the inability to obtain change orders for cost overruns incurred on certain projects.

Indirect project costs decreased $597,002 to $1,725,850 for the three months ending September 30, 1997, a decrease from 17.9% to 11.7% as a percentage of revenue. This decrease was primarily attributable to the Company's cost reduction program.

Selling expenses for the third quarter of 1997 decreased by $497,139 or 54.0% when compared to the third quarter of 1996 due to a more focused sales effort and the implementation of a sales commission program. Selling expense also decreased as a percent of revenue to 2.8% in 1997 from 7.1% in 1996.

General and administrative expenses for the third quarter of 1997 decreased by $322,192 or 32.4% when compared to the third quarter of 1996. General and administrative expenses as a percentage of revenue decreased to 4.5% as compared to 7.6%. This was primarily due to decreases in insurance costs and bad debt expense.

Other expenses decreased $84,608 or 30.6% in the third quarter of 1997 compared to the third quarter of 1996. This is primarily attributable to a late payment penalty on Texas sales taxes of $101,600 recorded in the third quarter of 1996, but subsequently refunded in the second quarter of 1997.

The Company experienced net income for the third quarter of 1997 of $571,836 as compared with a net loss of ($2,824,051) for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Project revenue for the nine months ended September 30, 1997 was $34,888,591, a decrease of 12.8% or $5,120,029 from $40,008,620 for the nine months ended September 30, 1996. This decrease was due primarily to three factors:

    - Reduced commercial revenues in the first three quarters of 1997 because in the same period of 1996 the Company performed substantial work on a major chemical warehouse fire clean-up and a large remediation project.

    -    The winding down in 1997 of the EPA ERCS Contract for Regions IX and
         X.

    - Slower than anticipated start-up of the five year $292 million EPA ERRS Contract for Regions VI, VIII and IX awarded in December, 1996.


Gross profit increased by 7.3% or $223,382 between the nine months ended September 30, 1997 and the nine months ended September 30, 1996. The gross profit margin increased from 7.7% to 9.5% for the same periods. Direct project costs as a percent of revenue decreased to 74.3% in 1997 from 77.3% in 1996. This was due to non-recurring revenue write-downs on under performing projects in 1996. The 1.2% increase in indirect project costs was primarily the result of treating fringe benefits on direct labor as indirect cost in 1997 (as opposed to direct cost in 1996), which in turn was largely offset by overhead reductions from the Company's cost containment program.

Selling expenses for the nine months ended September 30, 1997 decreased by $1,042,829 or 39.2% compared to the nine months ended September 30, 1996 due to a reduction of sales staff and implementation of a sales commission program.

General and administrative expenses for the first nine months of 1997 decreased by $149,378 or 6.2% from the first nine months of 1996 primarily due to decreases in insurance costs in the third quarter of 1997.

A net loss of ($849,656) was incurred for the nine months ended September 30, 1997, as compared to a loss of ($2,563,561) for the nine months ended September 30, 1996.

In response to these results, the Company continues with its cost containment program, and in the first nine months of 1997 has closed offices in Atlanta, Georgia and Georgetown, Colorado, and reduced operations in Phoenix, Arizona.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased by $1,642,833 from $3,302,299 at December 31, 1996 to $4,945,132 at September 30, 1997. The current ratio increased from 1.22/1 to 1.33/1 in the same period. Current assets increased by $1,654,255 during the first nine months of 1997, primarily due to an increase of $1,697,003 in accounts receivable and an increase of $2,315,468 in contracts in progress.
This was partially offset by decreases in cash of $1,511,259 and income tax receivable of $1,220,120. The Company also increased working capital through a private placement of common stock as described below.

Equipment and improvements - net showed a decrease of $751,130 during the first nine months of 1997, primarily due to depreciation with very little in capital expenditures during the period.

Other assets increased by $280,561. This was primarily the result of acquiring Water Quality Management Corporation (WQM). The acquisition was treated as a purchase, with resultant goodwill of $174,877. WQM is currently maintained as a wholly owned subsidiary and consolidated accordingly.

The minimal increase in current liabilities of $11,422 during the first nine months of 1997 resulted primarily from an increase in Note Payable Line of Credit of $393,428, which was offset by a decrease in the current portion of long term debt of $482,534.

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

At the beginning of the year, the Company maintained a $6,000,000 line of credit with Union Bank of California, N.A. On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of September 30, 1997, the balance owed on the new line of credit was $4,594,078 and on the equipment loan was $1,000,000.

During the first quarter of 1997 the Company paid back $545,000 of short term notes executed in November, 1996 with Signal Hill Petroleum. The Company also obtained extensions to February 28, 1998, on notes payable to shareholders totaling $671,800.

There was a decrease in cash of $1,511,259 in the first nine months of 1997 compared to a decrease of $206,113 for the same period in 1996. The 1997 decrease was due to a substantial increase in accounts receivable and contracts in progress, without a corresponding increase in accounts payable. This was partially offset by the proceeds from the private placement.

Management believes that funds provided from operations and the new line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's line of credit, and any leases will be short term.

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






                                       CET ENVIRONMENTAL SERVICES, INC.






Dated: November 12, 1997           By:  /s/ STEVEN H. DAVIS
                                      -----------------------------------------
                                      Steven H. Davis, President




Dated: November 12, 1997           By:  /s/ RICK C. TOWNSEND
                                      -----------------------------------------
                                      Rick C. Townsend, Chief Financial Officer