Form 10-K
period 1997-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1998-04-14
CIK 944627

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended:  DECEMBER 31, 1997

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ___________ to ___________

                            Commission File No. 1-13852

                          CET ENVIRONMENTAL SERVICES, INC.
                          --------------------------------
               (Exact Name of Registrant as Specified in its Charter)

              CALIFORNIA                               33-0285964
 -------------------------------------------------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

            7670 SOUTH VAUGHN COURT, STE. 130, ENGLEWOOD, COLORADO  80112
        ---------------------------------------------------------------------
             (Address of Principal Executive Offices, Including Zip Code)

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

                                   Yes X    No _

As of March 19, 1998, 5,809,485 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $15,900,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []


Documents incorporated by reference: PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS.

                                        PART I

ITEM 1.  BUSINESS.

THE COMPANY

     The Company was incorporated in February 1988 under the name "Thorne Environmental, Inc." to conduct business in environmental consulting, engineering, remediation and construction. The Company's initial growth resulted from its successful performance of emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government. The Company has since developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North and South America and the Trust Territory of the Pacific Islands. The Company was purchased by its existing majority shareholders in November 1991, and for the last six years has engaged in a program of expansion through internal client development and add-on contracts, the acquisition of personnel and assets in desirable geographic locations, and the acquisition of smaller companies involved with target growth technologies. The Company has built a backlog in excess of $300 million of government work through the award of several multi-year contracts with the Environmental Protection Agency, the Department of Defense, and the Department of Transportation. The Company has achieved and maintains a balance between its commercial and government sector business through an aggressive industrial marketing strategy. To date, the Company has performed remediation services for both public and private sector customers at more than 500 sites.

     The Company's strategy has been to distinguish itself in the market by providing full service environmental contracting, municipal and industrial water and wastewater treatment, and emergency response services. Through several major government contracts and a diversified commercial client base, the Company provides turnkey waste management for a complete range of water, soil, and air pollution issues. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, thermal desorption, soil washing and groundwater remediation systems. The Company also offers a variety of services in support of municipal and industrial water and wastewater treatment, military base closures, and other operations with significant environmental components. The Company believes it has gained a solid reputation for promptly providing cost effective and innovative remediation and treatment solutions.

     In November 1996, the Company relocated its corporate headquarters to Englewood, Colorado from Tustin, California to be more centrally located for its expanding business. The Company also maintains offices in Tustin, California; Richmond, California; Portland, Oregon; Edmonds, Washington; Denver, Colorado; Phoenix, Arizona; Pasadena, Texas; New Orleans, Louisiana; Jackson, Mississippi; and Mobile, Alabama.

     In July 1995, the Company completed an initial public offering of 1,200,000 shares of its Common Stock, and in August 1995, sold an additional 180,000 shares pursuant to an overallotment option. The net proceeds to the Company from the public offering were approximately $5,800,000. Concurrent with the IPO, the Company became listed on the American Stock Exchange under the symbol "ENV."

     In November 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation ("En-Tech"), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's Common Stock. En-Tech is engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provides services in both the public and private sectors. En-Tech was merged into the Company effective March 15, 1996.

     In December 1996, the Company commenced a Private Placement Offering of Common Stock.

This offering was completed in January 1997, and resulted in the issuance of 729,248 shares with net proceeds to the Company totaling $2,035,662. The Common Stock sold via this offering was registered for resale under an S-3 Registration which was effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

     In August 1997, the Company acquired all of the outstanding stock of Water Quality Management Corporation, a Colorado corporation ("WQM"), in a cash transaction. WQM is engaged in the operation and maintenance of municipal and industrial water and wastewater treatment facilities. WQM is operated as a wholly owned subsidiary of the Company.

     In January 1998, the Company acquired all of the outstanding stock of H2O Construction and Maintenance, Inc. a Colorado corporation ("H2O"), for cash and notes. H2O is engaged in the construction, operation and maintenance of water and wastewater treatment, collection and distribution facilities. H2O provides services to both public and private sector clients. H2O is currently operated as a wholly owned subsidiary of the Company, but it is planned to be merged into WQM during 1998.


THE ENVIRONMENTAL REMEDIATION INDUSTRY

     Various analysts have recently estimated that the total United States environmental services industry generates revenues of $180-200 billion per year. ENVIRONMENTAL BUSINESS JOURNAL has indicated that the remediation industry accounted for approximately $6.1 billion of revenue in 1997. Driven largely by legislation passed during the late 1970's and early 1980's in response to widespread public concern regarding clean air and water, the environmental services business has expanded rapidly during the past decade. The Company is involved primarily in the remediation segment of the industry, which is focused on cleanup of existing environmental problems.

     Arising in response to the 1980 CERCLA ("Superfund") legislation, the remediation services business grew quickly. A study by the Waste Management and Education Research and Educational Institute at the University of Tennessee, Knoxville, has estimated the total cost of cleaning up America's worst hazardous toxic waste sites as high as $750 billion in 1990 dollars. This revenue is divided among six major regulation-driven sectors, including Superfund (federally funded) programs, state-funded programs, federal facilities programs (primarily Department of Energy and Department of Defense), UST removals, private remediation programs and hazardous waste management facility corrective actions. Federal facilities cleanup programs have become an increasingly important sector of the business as a result of active military base and other facility closures.


     Since 1994, increased pressure to create uses for contaminated and idle properties has driven a rise in industrial redevelopment or "Brownfield" site remediation programs. The term "Brownfield" comes from an EPA sponsored program to study the redevelopment of "abandoned, idled, or underused industrial facilities where expansion or redevelopment is complicated by real or perceived environmental contamination" (U.S. EPA). The exact number of Brownfield sites is unclear; however, their existence and a governmental effort to facilitate their cleanup have created an opportunity for full service remediation as well as financial participation in the redevelopments.

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

THE WATER TREATMENT INDUSTRY

     According to Merrill Lynch in its GLOBAL WATER INDUSTRY OUTLOOK dated October 1, 1997, the global water treatment market is currently estimated in excess of $300 billion and expected to exceed $400 billion by the turn of the century. There is an overwhelming percentage of the population, both domestically and internationally, who are either consuming impure water or directly dumping sewage. There are 45 million people in the U.S. and 40% of the world's population drinking contaminated water. Ninety percent of the world's population dumps raw sewage.

     The water treatment industry is experiencing various trends, including concurrent substantial growth and consolidation. These trends include:


  - CONSOLIDATION: There are currently 50,000 companies in the U.S. providing services, equipment and supplies to the industry, allowing substantial opportunity for consolidation through merger and acquisition.

  - TURN KEY FIRMS: Clients are looking for firms which can supply "cradle to grave" services to solve their water treatment problems. Total solution companies are generally providing these services by acquiring specialty companies and combining the multiple services under one umbrella. Customer needs are driving the consolidation process.

  - PRIVATIZATION/CONTRACT OPERATIONS: Through favorable changes in IRS regulations, the privatization market is beginning to accelerate in the U.S. New rules allow for 30-year operations contracts (instead of the previous 5-year contracts) in conjunction with tax exempt financing. This is a critical driver in the marketplace.

  - DETERIORATING INFRASTRUCTURE: Many municipal wastewater treatment facilities in the U.S. were constructed in the late 60's and early 70's using federal grant monies. These facilities are coming to the end of their useful lives, but there are no longer any grant programs. This is driving the move to public/private partnerships for financing and operating new facilities.

  - GLOBALIZATION: Increased industrialization in emerging economies is driving the need for water/wastewater treatment. Many do not have adequate water supplies which makes this process even more important. European and American firms overwhelmingly lead in the developed technologies for these services.

  - RISING WATER/WASTEWATER RATES: The supply of water has actually decreased slightly over the past decades due to the loss of replenishment into available resources and pollution of fresh water supplies. Population growth and economic demand has further pushed up the value of existing supplies. This increased cost of water is driving the market for reuse and recycling of these supplies, increasing the number and type of treatment opportunities.

  - INDUSTRIAL WATER: The need for ultrapure process water in the power, mining, semiconductor, pharmaceutical, food processing and other industries is expected to double over the next six years. Advanced manufacturing techniques are driving this increase. This current market is $9 billion and is expected to reach $15 billion by the year 2000.

  - INDUSTRIAL WASTEWATER: Regulatory pressures are driving industrial firms to upgrade wastewater treatment and pre-treatment facilities. Because the operation and compliance reporting for these facilities is complex and not part of their core business, more industrial firms are outsourcing for these services.


ORGANIZATION OF THE COMPANY

     The Company is organized into three primary business lines:   industrial
services, which includes in-plant maintenance, environmental remediation and emergency response; federal government programs; and water/wastewater services. This is overlaid with a geographic structure in which each office is able to provide manpower and equipment to support projects in each of the business lines.

     The Company utilizes the following resources to provide turnkey services to its customers:


  - Registered engineers, geologists and earth scientists for performing investigations and remediation feasibility studies.

  - In-house laboratory facilities for evaluating water treatment techniques, numerous remedial technologies, monitoring ongoing projects, and accelerating remediation.

  - Engineers, earth scientists and construction managers to design remediation and water/wastewater treatment systems from the conceptual stage through final design.

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

SERVICES AND PRODUCTS PROVIDED BY THE COMPANY

     The Company provides full turnkey services for environmental remediation of hazardous and toxic waste on a planned and emergency basis, and for water/wastewater treatment, collection and distribution facilities. This can include assessment and characterization studies, conceptual design, detail design, construction and installation, and operation and maintenance. By offering turnkey services, the Company believes it enjoys a competitive advantage in soliciting new customers, as well as in obtaining follow-on contracts that may be tangential or unrelated to the original scope of work.

          REMEDIATION SERVICES. The Company believes it has a solid reputation for responsiveness and technical excellence in providing turnkey remediation services, utilizing a variety of innovative technologies. The Company does not promote a single technology, but recommends the remediation methods that provide the most cost-effective and timely mitigation.

     FACILITY CONSTRUCTION, MAINTENANCE AND CLOSURE SERVICES. In addition to remediation of soil and groundwater, the Company provides services related to facilities that have contaminated surrounding areas or have the potential to do so. The Company has completed a variety of projects related to construction, maintenance and closure/site restoration of facilities including:

  -  Mechanical Maintenance and Construction
  -  Facility Decontamination and Demolition
  -  Waste Area Closures
  -  Drum Removals
  -  Lab Packing and Waste Services
  -  Excavation, Transport and Disposal of Waste
  -  Remote System Monitoring
  -  System Optimization


WATER AND WASTEWATER TREATMENT. The Company has gained a comprehensive body of experience in performing a variety of traditional and innovative water and wastewater treatment services. The following treatment technologies are currently being used successfully by the Company in the performance of municipal and industrial wastewater treatment projects:

          X    Filtration                    X    Ultraviolet Treatment
          X    Chemical Precipitation        X    Dissolved Air
          X    Reverse Osmosis               X    Recirculated Air
          X    Ion Exchange                  X    Activated Sludge

     The Company has full turnkey capability for treatment plants, collection and distribution systems, and ancillary facilities. The key water/wastewater services provided to both public and private sector clients include:

     FACILITY DESIGN AND CONSTRUCTION. Facilities are designed to minimize operating costs through the use of such techniques as energy efficient low-pressure air systems, ergonomic treatment building design, and rotating equipment optimized for energy consumption. The Company utilizes automated design tools and incorporates ongoing constructability and operability revenues to ensure a highly efficient facility. The Company employs state of the art construction management techniques to efficiently construct facilities with its own work forces.

     FACILITY OPERATION AND MAINTENANCE SERVICES. The Company provides cost effective operation and maintenance services that are customized to meet the needs of specific clients. All operations contracts include the development of site-specific preventive maintenance programs and standard operating procedures. All operators have routine equipment, maintenance skills, and are supported by a staff of mechanics who perform major maintenance of equipment, including rebuilds. The Company is also capable of performing non-disruptive, in situ pipeline leak detection and repair.

     LAB CAPABILITIES. The Company has an in-house laboratory designed and certified to meet the needs of water and wastewater treatment clientele. In addition to a complete battery of wet chemical and bacteriological testing, the lab is equipped to conduct treatability studies for water and wastewater treatment processes and pilot scale treatment plant investigations.

     PROJECT FINANCING AND CONCESSION AGREEMENTS. The Company offers clients a comprehensive concession service that includes the highest quality facility design, construction, financing, and operational services. With today's increasingly stringent regulatory environment, and the need for more sophisticated treatment processes, the concession approach allows clients to place their water and wastewater treatment responsibilities in the hands of the Company's qualified team of professionals.

CUSTOMERS

     The Company's customers include federal, state and local government agencies and commercial enterprises including Fortune 500 companies. The following is a representative list of the Company's past and present customers:

     PETROLEUM INDUSTRY
     Texaco                             Exxon
     Unocal                             LASMO Oil and Gas, Inc.
     Tesoro                             Enron Oil Trading and Transportation
     Coastal                            Arco

     FINANCIAL
     First Interstate Bank              Bank of America
     Seafirst Bank                      Bank One
     Wells Fargo Bank                   Principal Financial Group

     MANUFACTURING AND PROCESSING
     Monsanto Chemical                  ConAgra
     Georgia Pacific                    Pacific Gas & Electric
     Hewlett-Packard                    Intel

     GOVERNMENT (FEDERAL AND STATE)
     U.S. EPA                           Oregon Dept. of Environmental Quality
     U.S.  Army Corps of Engineers      Colorado Dept. of Health
     U.S. Dept. of Transportation       Missouri Dept. of Natural Resources
     U.S. Dept. of Energy               Arizona Dept. of Environmental Quality

     The Company was the prime contractor for a six-year, $75 million Fixed Rate, Indefinite Quantity, Cost Plus Fixed Fee, Cost Plus Award Fee contract for the EPA to provide emergency response cleanup services ("ERCS") in EPA Regions IX and X, which include California, Hawaii, Nevada, Arizona, Washington, Oregon, Idaho, Alaska, Guam, American Samoa, Saipan and the Trust Territory of the Pacific Islands. Under the contract, which began March 1, 1991, the Company received over 120 delivery orders to provide ERCS for oil, petroleum and hazardous substance releases in accordance with the provisions of the federal Clean Water Act ("CWA"), RCRA and Superfund legislation.

     In December 1996, the Company was notified by EPA of its selection as the successful bidder for the Emergency and Rapid Response Services (ERRS) West contract. This contract calls for the provision of similar services as the ERCS contract and covers EPA Regions VI, VIII and IX. It runs for five years and is estimated at $292 million. The Company has received in excess of 90 delivery orders with an approximate contract amount of $33 million to date under this contract.

     In September 1997, the Company was selected as the successful bidder for the ERRS contract in Region X. This contract also runs for five years and is estimated at $42 million. To date, the Company has received seven delivery orders with an approximate contract amount of $5 million under this contract.

     The ERRS contracts, like most of the Company's other government contracts, are "basic ordering documents," not binding agreements requiring the performance of work by the Company and payment by the government. This occurs only when the government issues delivery orders under the contract. Management believes, based on its prior experience with government contracts, that the Company will receive delivery orders for a substantial portion if not the full amount of the contract during the life of the contract, or extensions thereof. However, the possibility always exists that the government will terminate work under the contract at any time.

     The Company is a prime contractor on a three year, $25 million Pre-placed Remedial Action Contract (PRAC) with the Corps of Engineers, Omaha District. Under this contract, the Company is providing remedial actions at hazardous waste sites within the District's Midwest region. In 1997 the Company was issued two delivery orders valued at approximately $11 million.

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

     The Company has Master Service Agreements or emergency response contracts with approximately 100 clients. These include ABF Freight, Arco Chemical, Bank of America, Burlington Northern, Conoco, Exxon, Georgia Pacific, Monsanto, Ryder Truck, Texaco, U.S. Coast Guard and United Parcel Service. Master Service Agreements and the emergency response contracts set forth the terms and conditions pursuant to which the Company would provide services in the future when needed or requested pursuant to a purchase order or request for services.

BUSINESS STRATEGY

     The Company plans to capitalize on the following trends:


     - On-site remediation is increasing, especially at large sites. Public opposition and regulatory resistance to incineration and landfilling will enhance the prospects for bioremediation, vapor extraction, thermal desorption and other innovative on-site technologies.

     - Privatization and outsourcing of drinking water and sewage treatment systems in the U.S. and internationally will provide a large and expanding opportunity well into the next century.

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

     The Company's strategy to capitalize on these trends emphasizes the following key elements:

     DIVERSIFICATION THROUGH CONTROLLED EXPANSION. The Company seeks controlled growth and diversification by providing its services to additional industries and by broadening the mix of related services performed for each client. Management has identified several areas of interest for expansion including additional work in the areas of base closure services to the U.S. Government, in plant services for industrial clients, mining facility decommissioning and reclamation, and privatization of water treatment facilities throughout North and South America.

     MIXTURE OF PUBLIC AND PRIVATE SECTOR WORK. The Company seeks to maintain a mix of government projects and private sector projects. Government projects can offer the advantage of multi-year scope of work, but generally have lower gross margins. Private sector projects tend to have shorter time frames, but offer opportunities for greater gross margins. Management plans to continue developing business opportunities in both sectors and would like to keep a reasonable balance between EPA and non-EPA work. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS.")

     EMPHASIS ON RECURRING REVENUE. The Company seeks to expand its base of recurring revenue sources in order to mitigate the cyclical nature of the environmental remediation services industry. The Company is on appropriate approved-contractor lists with its major governmental customers and large corporate customers whereby the Company is invited to bid on future environmental engineering/remediation projects. Inclusion on such lists is a result of the Company's having completed prior contracts to the satisfaction of these customers. The Company also intends to increase the number of operations and maintenance contracts, both for water/wastewater facilities and industrial services. These contracts are generally longer term, providing a more sustainable revenue base.

     COMMITMENT TO QUALITY. Management believes that the long-term success of the Company depends upon its reputation with customers and government regulators for performing top quality, turnkey services. The Company must continue to distinguish itself with private and government sector customers by maintaining competence in various state-of-the-art technology based remediation and treatment alternatives, and by efficient and effective job site performance.

     PROFESSIONAL MARKETING AND MANAGEMENT. The Company is committed to maintaining a professional marketing and project management staff that understands the needs and requirements of its various customers, that can accurately evaluate requests for proposals and invitations to bid and that responds in a timely manner with high quality comprehensive formal proposals. This includes understanding the intricacies of the detailed and time-consuming process associated with bidding and managing projects for the federal government. The Company utilizes non-proprietary specialized software for job cost accounting and government contracts to assist with both bidding and managing projects.

     STABLE WORK FORCE. The Company strives to maintain a stable, dedicated work force of experienced professionals, managers, administrative personnel, and trained operators and laborers. The Company seeks to attract and retain such employees by providing fair compensation, incentives and a dynamic work environment. The Company maintains a comprehensive program for providing health and safety training related to hazardous material exposure, in full compliance with the highest standards set forth by federal and other applicable regulatory agencies. Management believes that the Company's experienced work force will continue to contribute to the Company's excellent safety record, reducing insurance costs and increasing customer satisfaction.

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

     The Company has segregated its marketing efforts for the public and private sectors. The public sector proposal effort is managed on a centralized basis. The Company pursues federal contracts which range from $5 million to $70 million annually. On larger opportunities, the Company may establish teaming agreements with large engineering/construction firms to enhance the chances for award.

     The marketing organization for the commercial business is primarily decentralized. Sales leads and customer relationships are developed on a regional basis by the Regional Manager, Project Managers or the Business Development Manager.

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

     Because the Company operates in many sectors of the environmental industry, the Company can adapt to changes in the marketplace by allocating its resources to the industry sector in which the business opportunities exist. Management believes that the keys to success in the industry today are service and capabilities. The Company will continue to focus on the application of new technology as well as innovative applications of existing technologies to solve complex problems. The Company also plans to continue providing high quality services to its customers.

     Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. Management believes that the Company has competed and will continue to compete favorably on the basis of the foregoing factors. However, many of the Company's competitors have financial resources and facilities greater than that of the Company. Additionally, at any time and from time to time the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges which will be posed by its competition in the future.

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

     The Company's ability to assist customers to comply with these environmental laws and regulations forms the basis for the current and future environmental consulting, engineering, remediation, laboratory and other services provided by the Company. Enforcement of such laws and regulations, such as EPA mandated registration and upgrade of USTs, also leads to business for the Company.

     The federal laws and regulations described below constitute the major actions that have caused industry growth in the environmental and water/wastewater service industries.

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

     RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). This legislation, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides for the regulation of hazardous waste from the time of generation to its ultimate disposal as well as the regulation of persons engaged in generation, handling, transportation, treatment, storage and disposal of hazardous waste. Hydrocarbon-based hazardous waste as defined by RCRA can include leaked/spilled crude oil, refined oil, gasoline, kerosene and industrial solvents (used, for example, in the transportation and manufacturing industries). Hazardous waste also includes the by-products of virtually any business, including the production of plastics, pesticides, fertilizers, soaps, medicines, explosives, etc. These wastes can contain heavy metals, organic chemicals, dioxin, PCBs, cyanide and other toxic substances.

     EPA UST REGULATIONS. The EPA has mandated that USTs that are used to store gasoline, diesel fuel, fuel oil, waste oil and hazardous materials be registered with the appropriate state regulatory agency, designed or upgraded to meet construction and operational standards, and monitored to insure against groundwater and soil contamination from leaking. Owners and operators are further required to report leaks and undertake appropriate corrective action, including testing and monitoring to identify the extent of the contamination, removal and disposal of contaminated soil, or on-site treatment of contaminated soil or groundwater. The EPA has delegated the administration of UST regulations to state agencies. To assist the remediation process when leaking USTs are identified, many state legislatures have created reimbursement programs funded by gasoline taxes or other taxes and fees.

     RCRA mandates that by December 31, 1998, every single-walled UST in the United States be removed and replaced with a double-walled tank. Any environmental danger to the soil or water caused by leakage of a UST must also be remediated. The Company anticipates that UST-related business opportunities will be substantial in 1998, and that a significant number of UST owners will not meet the deadline, providing further opportunities for several years. Management believes that the Company is well positioned in the niche market of removing and replacing USTs and performing remediation and construction services required in conjunction with UST replacement.

     CLEAN WATER ACT ("CWA"). The CWA established a system of standards, permits and enforcement procedures for the discharge of pollutants into navigable waters from industrial, municipal and other wastewater sources. The CWA requires, under certain circumstances, pretreatment of industrial wastewater before discharge into municipal treatment facilities. The EPA and delegated state agencies are also placing some non-complying municipalities under enforcement schedules. These regulations are creating the need for the upgrade or construction of new treatment facilities by both industrial and municipal entities.

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

POTENTIAL LIABILITY AND INSURANCE

     The Company maintains quality assurance, quality control, health and safety programs to reduce the risk of damage to persons and property. However, in providing environmental remediation services to the Company's customers, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses and fines and costs imposed by regulatory agencies. Furthermore, it is possible that one or more of the Company's customers may assert a claim against the Company for negligent performance of services. The Company's potential environmental liability arises, in part, because some of its services involve the cleanup of petroleum products and other hazardous substances for its customers.

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

     The Company has had no claim made against it by governmental agencies or third parties under environmental laws or regulations. The Company has had one claim made by a former customer related to the design of a remediation project, which has been settled. The Company is not aware of any pending litigation of this nature, and has not established any reserves for potential liabilities.

     The Company maintains comprehensive general liability insurance and worker's compensation insurance that provide $5 million of coverage each. In addition, the Company maintains pollution liability and errors and omissions insurance that provides $2 million of coverage each. Because there are various exclusions and retentions under the insurance policies described above, not all liabilities that may be incurred by the Company will necessarily be covered by insurance. In addition, certain of the policies are "claims made" policies which only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts which occurred during the term of the policy, might not be covered by the policy. In the event the Company expands its services into a new market, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

     The market for liability insurance has been severely constrained at times, due in part to high losses experienced by the insurance industry from environmental impairment liability claims, including claims associated with hazardous materials and toxic wastes. Consequently, the available insurance coverage for enterprises such as the Company may be reduced, eliminated entirely or priced beyond the reach of many companies. To date, the Company has been able to obtain any insurance required by a customer. However, there can be no assurance that the Company will be able to maintain adequate liability insurance in the future.

BONDING REQUIREMENTS

     Commercial remediation projects, as well as federal, state and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed and payment bonds guarantee that vendors will be paid for equipment and other purchases. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds and it should be assumed that the Company will continue to be required to obtain such bonds in the future. The Company obtains required bonds on a case-by-case basis as needed and has not experienced any problems in obtaining necessary bonds. The Company could experience such difficulties in the future if its total amount of bonds outstanding exceeds the limits imposed by bonding companies based on the financial condition of the Company at any given time. Bonds typically cost between 1% and 3% of the cost of a project. To date, no payments have been made by any bonding company for bonds issued for the Company.

EMPLOYEES

     The Company presently employs approximately 200 persons full time and 150 part time at its 11 offices, including four Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

     While all of the Company's projects are performed under the supervision and direction of the Company's supervisors and foremen, and the Company attempts to utilize as many of the Company's regular laborers as possible to staff projects, the location and other factors affecting projects performed away from the immediate vicinity of the Company's permanent offices result in the Company occasionally hiring temporary workers on site. The Company carefully reviews the training and qualifications of all temporary workers hired to assure that all such personnel are qualified to perform the work in question. However, due to the temporary nature of such employment, there is no assurance that all such temporary workers will perform at levels acceptable to the Company and its customers.

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

ITEM 2  PROPERTIES.

     The Company's headquarters and administrative facilities are located at 7670 S. Vaughn Court, Ste. 130, Englewood, Colorado, in approximately 4,600 square feet of leased office space. The lease expires in July, 1998. The Company's corporate and administrative functions are conducted from these facilities.

     The Company's services are conducted from the following spaces:


                                                                      CURRENT
                                                        LEASE         MONTHLY
                                           SQ. FT     EXPIRATION        RENT
-------------------------------------------------------------------------------
 14761 BENTLEY CIRCLE
 TUSTIN, CALIFORNIA                        18,490  April 14, 1999     10,169.50
-------------------------------------------------------------------------------
 150 WEST DAYTON STREET
 EDMONDS, WASHINGTON                        5,000  April 30, 1998      3,548.04
-------------------------------------------------------------------------------
 170 WEST DAYTON, STE. 106A
 EDMONDS, WASHINGTON
 (NEW OFFICE LOCATION
    RENT TO COMMENCE MAY 1, 1998)           6,920  March 31, 2001*     8,073.00
-------------------------------------------------------------------------------
 170 WEST DAYTON, STE. 106 B-D
 EDMONDS, WASHINGTON
 (NEW WAREHOUSE SPACE)
    RENT COMMENCED MARCH 1, 1998            5,568  March 31, 2001*     3,062.40
-------------------------------------------------------------------------------
 3033 RICHMOND PARKWAY, STE. 300
 RICHMOND, CALIFORNIA                       7,664  April 30, 2001      6,438.00
-------------------------------------------------------------------------------
 6900 E. 47TH AVENUE DRIVE, SUITE 200
 DENVER, COLORADO                          11,051  July 31, 1998       2,993.00
-------------------------------------------------------------------------------
 525 SOUTH MADISON
 TEMPE, ARIZONA                             3,254  August 31, 1998     1,952.00
-------------------------------------------------------------------------------
 7670 S. VAUGHN COURT, STE. 130
 ENGLEWOOD, COLORADO                        4,600  July 31, 1998       4,622.00
-------------------------------------------------------------------------------
 5275, 5251, & 5315 NW ST. HELENS ROAD
 PORTLAND, OREGON                           3,000  January 6, 1999     3,500.00
-------------------------------------------------------------------------------
 150 NOEL STREET
 MOBILE, ALABAMA                           20,000  April 30, 2000      3,275.00
-------------------------------------------------------------------------------
 13120 CARRERE COURT
 NEW ORLEANS, LOUISIANA                    13,520  April 14, 2001*     3,771.21
-------------------------------------------------------------------------------
 3222 PASADENA FREEWAY
 PASADENA,  TEXAS                           2,755  May 31, 2001        4,375.00
-------------------------------------------------------------------------------
 275-A INDUSTRIAL DRIVE
 JACKSON, MISSISSIPPI                      11,325  October 31,         3,080.00
                                                   1998*
-------------------------------------------------------------------------------

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

          On February 13, 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Roosevelt, Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $1.8 million. The Company has also filed liens on all equipment at the site and on the mineral rights related to the oil field. Management believes that it has clear cause of action, and that between Road Runner and Mr. Roscoe, guarantor of the contract, there are ample assets to satisfy the claim. On February 27, 1998, the Company was granted a pre-judgment writ of attachment on certain equipment provided to Road Runner by the Company. The estimated value of this equipment is $700,000.

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

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:


                 QUARTER ENDED                       HIGH              LOW
                -----------------------------------------------------------
                March 31, 1996                     $11.625            $9.00
                -----------------------------------------------------------
                June 30, 1996                       13.375             9.50
                -----------------------------------------------------------
                September 30, 1996                   9.875            5.375
                -----------------------------------------------------------
                December 31, 1996                     7.50           3.8125
                -----------------------------------------------------------
                March 31, 1997                       7.875             5.00
                -----------------------------------------------------------
                June 30, 1997                        5.625             4.25
                -----------------------------------------------------------
                September 30, 1997                  6.9375            5.125
                -----------------------------------------------------------
                December 31, 1997                   7.8125             6.00


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at March 21, 1998, was 88. This does not include those shareholders who hold their shares in street name.

     (c) DIVIDENDS. The Board of Directors does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors. The California Corporations Code provides that a corporation may not pay dividends if the corporation is, or as a result of the distribution would likely be, unable to meet its liabilities as they mature.

ITEM  6.   SELECTED FINANCIAL DATA.

     The following selected financial information for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 is derived from financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.

Balance Sheet Data:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1997               1996               1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------------
 CURRENT ASSETS                                   $25,089,253        $18,423,472         $21,245,209     $6,478,993      $5,855,163
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                      29,882,811         23,795,317          25,707,851      7,591,699       6,406,740
-----------------------------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES                               12,970,393         15,121,173          12,921,426      3,461,813       3,690,851
-----------------------------------------------------------------------------------------------------------------------------------
 WORKING CAPITAL  (DEFICIT)                        12,118,860          3,302,299           8,323,783      3,017,180       2,164,312
 -----------------------------------------------------------------------------------------------------------------------------------
  LONG TERM DEBT                                    8,203,701          1,700,171           2,076,357        380,727          44,845
 -----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                21,174,094         16,821,344          14,997,783      4,179,977       4,421,245
-----------------------------------------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY                               8,708,717          6,973,973          10,710,068      3,411,722       1,965,495
-----------------------------------------------------------------------------------------------------------------------------------



Statement of Income Data:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1997             1996           1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------
 REVENUES                                         $54,169,753      $54,918,520     $47,871,972     $23,506,066     $17,399,068
-----------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES                                54,046,462       58,096,290      44,857,996      21,717,086      15,790,125
-----------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)
   FROM CONTINUING
   OPERATIONS                                        (347,291)      (3,756,450)      2,034,997       1,623,804       1,547,501
-----------------------------------------------------------------------------------------------------------------------------
 NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS PER
   COMMON SHARE                                         (0.06)           (0.74)           0.49            0.44            0.42
-----------------------------------------------------------------------------------------------------------------------------
 WEIGHTED AVERAGE SHARES                            5,785,264        5,066,537       4,113,725       3,676,830       3,675,764
-----------------------------------------------------------------------------------------------------------------------------
 CASH DIVIDENDS PER COMMON SHARE                       -0-              -0-             -0-             -0-             -0-
-----------------------------------------------------------------------------------------------------------------------------




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is intended to provide an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and notes thereto contained elsewhere herein.

GENERAL

     The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company provides these services from its offices in: Denver, Colorado; Houston, Texas; Jackson, Mississippi; Mobile, Alabama; New Orleans, Louisiana; Phoenix, Arizona; Portland, Oregon; Richmond, California; Seattle, Washington; and Tustin, California. In late 1996, the corporate offices of the Company were moved to Englewood, Colorado from Tustin, California.

STATISTICAL ANALYSIS OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:


                                                           PERCENTAGE RELATIONSHIP TO
                                                                 PROJECT REVENUE                           PERIOD TO PERIOD
                                                                    YEAR ENDED                                   CHANGE
                                                      ---------------------------------------          ---------------------------
                                                                                                         1997                1996
                                                                                                          VS.                 VS.
                                                       1997             1996            1995             1996                1995
                                                      ------           ------          ------           ------             --------
 Project Revenue                                      100.0%           100.0%          100.0%           (1.4%)               14.7%
 Project Costs:
      Direct                                            79.9             79.5            71.7            (0.9)                27.1
      Indirect                                          10.6             14.9            14.7           (29.6)                16.1
-----------------------------------------------------------------------------------------------------------------------------------

 Gross Profit (Loss)                                     9.5              5.6            13.6            66.5                (52.5)

 Other Operating Expenses (Income):
      Selling                                            3.8              5.6             3.7           (33.3)                77.5
      General Administrative                             5.4              5.8             4.3            (7.0)                53.0
      Amortization of Excess of Acquired
         Net Assets in Excess of Cost                    0.0              0.0           (0.7)                -              (100.0)
-----------------------------------------------------------------------------------------------------------------------------------

 Operating Income (Loss)                                 0.3             (5.8)            6.3           103.9               (205.4)
 Other Income (Expense)                                 (1.1)            (1.7)          (0.7)           (36.5)              (185.7)
-----------------------------------------------------------------------------------------------------------------------------------

 Income (Loss) Before Taxes on Income                   (0.8)            (7.5)            5.6            88.8               (252.3)
 Taxes on Income                                        (0.2)            (0.7)            1.4            66.8               (152.0)
-----------------------------------------------------------------------------------------------------------------------------------

 Net Income (Loss)                                     (0.6%)           (6.8%)           4.2%           90.8%              (284.6%)
-----------------------------------------------------------------------------------------------------------------------------------

 Pro Forma Information (Note 1):
      Historical Earnings Before                          --               --            5.6%              --                   --
          Income Taxes
      Pro Forma Income Taxes                              --               --            1.8%              --                   --
      Pro Forma Net Income                                --               --            3.8%              --                   --




Note 1: From January 1, 1994 to June 14, 1995, income taxes on net earnings were payable personally by the stockholders pursuant to an election under Subchapter S of the Internal Revenue Code not to have the Company taxed as a corporation. However, the Company was liable for state franchise taxes at a rate of 1.5 percent on its net income. Pro forma financial information is presented to show the effects on 1995 financial information had the Company not been treated as an S Corporation for income tax purposes. Effective June 15, 1995, the Company terminated its Subchapter S election and began to be taxed as a Subchapter C Corporation.

     The Company experienced a slight decrease in revenues (1.4%) from 1996 to 1997, compared to a 14.7% increase from 1995 to 1996. As expected with the award of the EPA ERRS contracts, the proportion of non-EPA work was reduced in 1997 from 80.2% to 61.2% of total revenue. The Company's goal is to maintain a relatively equal distribution of revenues from government contracts and commercial contracts to produce a solid continuity of revenues, while optimizing margins.

     The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:


                                                         YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------------------
                                   1997                           1996                           1995
                       ----------------------------  ------------------------------  -----------------------------
 Non-EPA               $33,125,032            61.2%    $44,065,990            80.2%   $34,959,345            73.0%
 EPA                   $21,044,721            38.8%    $10,852,530            19.8%   $12,912,627            27.0%
                       ----------------------------  ------------------------------  -----------------------------
 Total                 $54,169,753           100.0%    $54,918,520           100.0%   $47,871,972           100.0%
                       ----------------------------  ------------------------------  -----------------------------
                       ----------------------------  ------------------------------  -----------------------------


Direct costs as a percentage of revenues remained relatively constant at 79.9% compared to 79.5% in 1996.

     Indirect expenses decreased significantly from $8,175,951 (14.9% of revenues) in 1996 to $5,752,064 (10.6% of revenues) in 1997. This decrease in indirect operating costs caused gross profit to increase from 5.6% of revenues in 1996 to 9.5% in 1997. The decrease in indirect operating costs were a result of the Company taking the following corrective actions:


     - Closed unprofitable offices in Atlanta, Birmingham, Georgetown, Kansas City, St. Louis and Tucson.


     - Reduced staff and realigned personnel classifications to better control indirect labor costs.

     -    Restructured employee benefit programs to reduce cost.

     - Hired new key financial management staff with significant industry experience.

     - Implemented revised processes and controls for contracts administration, revenue recognition, billing and collection, and accounts payable.

These actions have significantly reduced overhead, but have not had any material impact on the Company's ability to perform current projects or obtain new work.

     Selling expenses also decreased significantly from $3,101,197 (5.6% of revenue) in 1996 to $2,070,130 (3.8% of revenue) in 1997. This decrease is the result of some reduction of the sales and proposal staff, and the refocusing of commercial sales efforts out to the regional offices. The Company also implemented a sales commission program, reducing the fixed salary component of sales costs. The changes have not impacted the Company's ability to continue to win new work in both the government and commercial sectors.

     General and administrative expenses decreased slightly from $3,158,707 (5.8% of revenue) in 1996 to $2,937,762 (5.4% of revenue) in 1997. This decrease was due primarily to lower insurance costs.

     Amortization of acquired net assets in excess of cost of $337,437 in 1995 resulted from the estimated fair value of net assets purchased exceeding the purchase price when the Company was acquired by current management on November 29, 1991. The acquired net assets in excess of cost were amortized over a four-year period beginning December 1, 1991, and ending on November 30, 1995.

     Interest expense (net) increased from $627,537 in 1996 to $704,575 in 1997, due primarily to increased borrowing. The increased borrowings were necessary because of the build up of accounts receivable and contracts in process as revenues grew in the second half of the year.

     In 1996, the Company was able to carryback losses equivalent to 1995 profits for federal tax purposes, resulting in a federal tax benefit of $341,855 for 1996 and $113,547 in 1997. There amount of loss carryforward available for federal tax purposes in 1998 is approximately $2.3 million.

     Until June 15, 1995, the Company was a Subchapter S Corporation as defined by the Internal Revenue Service and substantially all taxes were paid by the shareholders. However, the Company traditionally made distributions of cash to its shareholders in approximately the amount of such shareholders' tax liabilities related to the income of the Company. On June 15, 1995, the Company made a revocation of its Subchapter S Corporation status and accordingly is now subject to the tax laws and rates applicable to a Subchapter C Corporation. At the date of the revocation of the "S" status, there were no net operating loss carryforwards available to be carried forward to any subsequent period. Additionally, at the date of the revocation, any prior earnings of the S Corporation not previously distributed were reclassified from retained earnings to paid-in capital accounts.

     In summary, the Company undertook a variety of corrective actions as described above beginning in late 1996. These have resulted in significant improvement to financial performance in the second half of 1997. Both revenues and net income were up markedly in the second half of 1997 as compared to both the second half of 1996 and the first half of 1997, as reflected in the following table:


                          JULY-DECEMBER      JANUARY-JUNE      JULY-DECEMBER
                               1996               1997              1997
-----------------------------------------------------------------------------
 REVENUE                     $27,904,819       $20,111,396        $34,058,357
-----------------------------------------------------------------------------
 NET INCOME (LOSS)           $(3,788,581)      $(1,421,492)        $1,074,201


BONDING

     The amount of bonding capacity offered by sureties is a function of the financial health of the company requesting the bond. At March 1998, the bonding capacity for the Company was in excess of $25 million.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $8,816,561 from $3,302,299 at December 31, 1996 to $12,118,860 at December 31, 1997. The current ratio increased in the same period from 1.22 to 1.93.

     Current assets increased by $6,665,781 primarily from increases in accounts receivable - net ($2,588,123) and contracts in process ($6,687,357) due to significantly higher revenues in the second half of 1997 ($34,058,357) compared to the second half of 1996 ($27,904,819). This was partially offset by reductions in cash of $1,543,123 and income tax receivable of $1,262,436. The Company also increased working capital through a private placement of common stock as described below.

     Current liabilities decreased by $2,150,780. This was due to a reduction in the current portion of debt of $5,264,496 which was partially offset by an increase in accounts payable and accrued expenses of $3,113,716.

     Equipment and improvements (net) decreased by $1,079,924 due to an excess of depreciation over capital expenditures, which were relatively low at approximately $450,000.

     Goodwill increased by $156,584. This was the result of acquiring WQM. The acquisition was treated as a purchase, with resultant goodwill of $174,877. WQM is currently maintained as a wholly owned subsidiary and consolidated accordingly.

     Deposits and other assets increased by $345,053. This was due to deposits made on custom remediation equipment delivered in early 1998.

     Capital resources are used primarily to fund the acquisition of capital equipment and provide working capital needed to support continued expansion of the Company's operations. Historically, the Company has been under-capitalized, attempting to meet cash requirements through funds generated from operations, together with funds borrowed under revolving and term loans.

     DEBT. In February 1994, as amended in March 1995, the Company entered into a credit arrangement with Comerica whereby Comerica provided a credit line of $4 million to the Company. The credit line was collateralized by all assets of the Company and personally guaranteed by the shareholders of the Company. Interest accrued at Comerica's base rate plus 1.5 percent, payable monthly.

     On October 14, 1994, the Company borrowed $380,000 from Comerica on a term basis, with interest at Comerica's base rate plus 2.0 percent. The loan is collateralized by certain fixed assets of the Company. In 1995, the Company borrowed an additional $300,000, in loan amounts of $195,000 and $105,000, from Comerica also on a term basis, with interest payable monthly at Comerica's base rate plus 2.0 percent. These loans were collateralized by certain fixed assets of the Company. The combined amount of these loans was refinanced in March, 1996 as described below.

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

     In February 1995, the Company issued Subordinated Notes, coupled with warrants to purchase shares of common stock at an exercise price of $1.20 per share which could be exercised on or before December 31, 1996. The Subordinated Notes were offered on a selective, privately arranged basis, and bore interest at ten percent per annum, payable monthly, and were subordinated to senior commercial or institutional lending indebtedness. Each $10,000 face value note purchaser received a warrant to purchase 1,312 shares of the Company's common stock. The notes were secured by a second lien on the Company's accounts receivable and contracts in progress and were due and payable on March 1, 1996. The Company received subscriptions for $890,000 of these notes. Relatives of officers of the Company accounted for $680,000 of such subscriptions. One of the notes in the amount of $80,000 was paid off during August 1995. During December 1995, all nineteen of the investors exercised their warrants to purchase a total of 116,768 shares of common stock. Eighteen of the investors exchanged a total of $127,575 of the outstanding Subordinated Notes and one investor paid $12,600 in cash to exercise his warrants. A total amount of $210,625 of the remaining balance of $682,425 of the Subordinated Notes was paid off at maturity and the remaining balance of $471,800 was rolled over into new notes which with extensions are now due on February 28, 1999 with interest payable monthly at 10 percent per annum.

     On July 24, 1996, the Company borrowed an additional $200,000 from the Birnie Trust under a Promissory Note payable in one year at 10% interest. This note was also extended to February 28, 1999.

     During December 1995, the Company financed two purchases of equipment through Comerica for $74,774 and $354,297. These loans are payable in 36 monthly installments of $2,378 and $11,267 including interest at nine percent commencing December 30, 1995 and January 30, 1996, respectively. As of December 31, 1997, the combined balance due on these loans was $142,847.

     In March, 1996, the Company established a line of credit facility with Union Bank of California, N.A. (the "Bank") to replace the Comerica facility. This line provided up to $6,000,000 of credit to the Company based upon a percentage (75%) of eligible receivables. In addition, the Company borrowed $124,940 from the Bank for the purchase of equipment. This bank also loaned the Company $600,000 to pay off term loans at Comerica. Interest was payable monthly at the Bank's Reference Rate plus .25%.

     On November 8, 1996, the Company borrowed $545,000 from Signal Hill Petroleum under a Promissory Note payable in 30 days at 10% interest per annum. This note was extended to January 15, 1997, then repaid in the amount of $300,000 on January 15, 1997, and $250,129 (including accrued interest) on February 27, 1997.

     On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of December 31, 1997, the balance owed on the new line of credit was $6,198,631 and on the equipment loan was $950,000.

     The Company has also financed vehicles and equipment using long term capital leases from various entities. As of December 31, 1997, the combined balance due on these leases was $877,227.

     Management believes that funds provided from operations, the new line of credit and the sale of stock in January 1997 (as described below) will be sufficient to fund the Company's immediate needs for working capital.

     During 1997, the Company decreased its available cash by $1,543,123. Net cash used in operations was $3,958,059 which was largely caused by the significant increase in accounts receivable and contracts in progress due to the high level of revenues in the third and fourth quarters. This increase was partially funded by a corresponding increase in accounts payable and accrued expenses.

     Cash used in investing activities was $649,745. This was comprised of $462,947 for capital expenditures and $186,798 for the purchase of Water Quality Management Corporation.

     Net cash provided by financing activities was $3,064,681. This was primarily from net proceeds of the private placement of common stock of $2,035,662 and a net increase on the line of credit of $1,997,981. These were partially offset by payments on capital leases of $327,230 and payoff of the short term shareholder loan from Signal Hill Petroleum Inc. of $545,000.

     In December, 1996, the Company commenced a Private Placement Offering of Common Stock. This offering was completed in January 1997, and resulted in the issuance of 729,248 shares with net proceeds to the Company totaling $2,035,662. The shares issued pursuant to this offering were classified as "restricted securities" as such term is defined in Rule 144 of the Securities Act of 1933. The Company completed an S-3 registration of these shares for resale which was effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

     CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2001. Monthly rentals currently are approximately $58,900 in the aggregate. Management anticipates that capital expenditures will increase in 1998 and will be funded from working capital, term loans and equipment leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III


ITEM  10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 26, 1998.

                                      PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   The following financial statements are filed herewith:


                                                                       PAGES
           Report of Independent Certified Public Accountants              F-1
           Consolidated Balance Sheets                             F-2  -  F-3
           Consolidated Statements of Operations                           F-4
           Consolidated Statements of Stockholders' Equity                 F-5
           Consolidated Statements of Cash Flows                   F-6  -  F-7
           Notes to Consolidated Financial Statements              F-8  -  F-22


          2.   No financial statement schedules are required to be filed.

          3.   EXHIBITS.  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:



    EXHIBIT
     NUMBER               DESCRIPTION                        LOCATION
--------------------------------------------------------------------------------
       3.1      Amended and Restated Articles     Incorporated by reference to
                of Incorporation                  Exhibit 3.1 to the Company's
                                                  Form SB-2 Registration
                                                  Statement No. 33-91602

       3.2      Bylaws                            Incorporated by reference to
                                                  Exhibit 3.2 to the Company's
                                                  Form SB-2 Registration
                                                  Statement No. 33-91602

      10.1      Incentive Stock Option Plan       Incorporated by reference to
                                                  Exhibit 10.1 to the Company's
                                                  Form SB-2 Registration
                                                  Statement No. 33-91602

      10.2      Form of Incentive Stock Option    Incorporated by reference to
                Agreement                         Exhibit 10.2 to the Company's
                                                  Form SB-2 Registration
                                                  Statement No. 33-91602

      10.3      Loan Documents Between National   Filed herewith
                Bank of Canada  and the Company   electronically.

       21       Subsidiaries of the Registrant    Filed herewith electronically

       23       Consent of Grant Thornton LLP     Filed herewith electronically

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

                                                CET ENVIRONMENTAL SERVICES, INC.


Dated: April 9, 1998               By   /S/
                                        -------------------------------------
                                        Steven H. Davis
                                        President and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


              Signature                         Capacity               Date
              ---------                         --------               ----

 /S/                                    President, Chief          April 9, 1998
 -----------------------------------    Executive Officer
 Steven H. Davis                        and Director


 /S/                                    Executive Vice            April 9, 1998
 -----------------------------------    President, Chief
 Rick C. Townsend                       Financial Officer,
                                        Secretary and Director
                                        (Principal Accounting
                                        Officer)

 /S/                                    Director                  April 9, 1998
 -----------------------------------
 Craig C. Barto


 /S/                                    Executive Vice            April 9, 1998
 -----------------------------------    President, Chief
 Douglas W. Cotton                      Operating Officer
                                        and Director



 /S/                                    Senior Vice President    April 9, 1998
 -----------------------------------    and Director
 John G. L. Hopkins


 /S/                                    Director                 April 9, 1998
 -----------------------------------
 Robert A. Taylor

                               REPORT OF INDEPENDENT
                            CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
CET Environmental Services, Inc.

We have audited the accompanying balance sheets of CET Environmental Services, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of CET Environmental Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Denver, Colorado
March 6, 1998

                           CET Environmental Services, Inc.

                                    BALANCE SHEETS

                                     December 31,



                          ASSETS
                                                                    1997           1996
                                                                -----------    -----------
CURRENT ASSETS
  Cash                                                          $   343,878    $ 1,887,001
  Accounts receivable, less allowance for
    doubtful accounts; $642,097 in 1997
    and $538,087 in 1996                                         10,042,516      7,454,393
  Contracts in process                                           13,344,219      6,656,862
  Retention receivable                                              268,949              -
  Income tax receivable                                              20,342      1,282,778
  Due from related party                                            100,010        158,010
  Other receivables                                                 154,838        199,016
  Inventories                                                       248,417        171,642
  Prepaid expenses                                                  566,084        613,770
                                                                -----------    -----------

          Total current assets                                   25,089,253     18,423,472
                                                                -----------    -----------


EQUIPMENT AND IMPROVEMENTS
  Field equipment and vehicles                                    5,931,499      5,672,638
  Office furniture, equipment and leasehold improvements          1,795,996      1,591,910
                                                                -----------    -----------
                                                                  7,727,495      7,264,548
  Less allowance for depreciation and amortization               (3,921,131)    (2,378,260)
                                                                -----------    -----------

          Equipment and improvements - net                        3,806,364      4,886,288

GOODWILL, net of accumulated amortization
  of $57,684 in 1997 and $27,471 in 1996                            509,228        352,644

DEPOSITS                                                            477,966        132,913
                                                                -----------    -----------


                                                                $29,882,811    $23,795,317
                                                                -----------    -----------
                                                                -----------    -----------

               The accompanying notes are an integral part of these statements.

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    1997           1996
                                                                -----------    -----------
CURRENT LIABILITIES
  Note payable - line of credit                                 $         -    $ 4,200,650
  Loan from shareholder                                                   -        545,000
  Accounts payable                                                8,974,502      7,758,668
  Accrued expenses                                                3,054,740      1,156,858
  Current obligations under capital leases                          293,957        329,934
  Current portion of long-term debt                                 647,194      1,130,063
                                                                -----------    -----------

          Total current liabilities                              12,970,393     15,121,173

DEFERRED INCOME TAXES                                                     -              -

OBLIGATIONS UNDER CAPITAL LEASES                                     583,270        874,523

LINE OF CREDIT                                                    6,198,631              -

NOTES PAYABLE TO RELATED PARTIES                                    671,800        671,800

LONG-TERM DEBT                                                      750,000        153,848

COMMITMENTS AND CONTINGENT LIABILITIES                                    -              -

STOCKHOLDERS' EQUITY
  Common stock (no par value) - authorized 20,000,000 shares;
    5,805,485 and 5,066,537 shares issued and outstanding
      at December 31, 1997 and 1996, respectively                 8,235,589      6,165,977
  Paid-in capital                                                   567,953        555,530
  Retained earnings (accumulated deficit)                           (94,825)       252,466
                                                                -----------    -----------

          Total stockholders' equity                              8,708,717      6,973,973
                                                                -----------    -----------

                                                                $29,882,811    $23,795,317
                                                                -----------    -----------
                                                                -----------    -----------

                           CET Environmental Services, Inc.

                               STATEMENTS OF OPERATIONS

                               Years ended December 31,



                                                     1997           1996           1995
                                                 -----------    -----------    -----------
PROJECT REVENUE                                  $54,169,753    $54,918,520    $47,871,972

PROJECT COSTS
    Direct                                        43,286,506     43,660,435     34,343,855
    Indirect                                       5,752,064      8,175,951      7,039,432
                                                 -----------    -----------    -----------
                                                  49,038,570     51,836,386     41,383,287
                                                 -----------    -----------    -----------

          Gross profit                             5,131,183      3,082,134      6,488,685
                                                 -----------    -----------    -----------

OTHER OPERATING EXPENSES (INCOME)
    Selling                                        2,070,130      3,101,197      1,747,298
    General and administrative                     2,937,762      3,158,707      2,064,848
    Amortization of excess of acquired
      net assets in excess of cost                         -              -       (337,437)
                                                 -----------    -----------    -----------
                                                   5,007,892      6,259,904      3,474,709
                                                 -----------    -----------    -----------
          Operating income (loss)                    123,291     (3,177,770)     3,013,976
                                                 -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest expense, net                           (704,575)      (627,537)      (326,331)
    Other income (expense)                           120,446       (292,998)         4,144
                                                 -----------    -----------    -----------
                                                    (584,129)      (920,535)      (322,187)
                                                 -----------    -----------    -----------

          Income (loss) before taxes on income      (460,838)    (4,098,305)     2,691,789
          (Benefit) taxes on income                 (113,547)      (341,855)       656,792
                                                 -----------    -----------    -----------
               NET INCOME (LOSS)                 $  (347,291)   $(3,756,450)   $ 2,034,997
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Weighted average number of
    shares outstanding                             5,785,264      5,066,537      4,113,725
      Net income (loss) per common share         $     (0.06)   $     (0.74)   $      0.49
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Pro forma information (Note B)

    Historical earnings before income taxes                                    $ 2,691,789

    Pro forma income taxes                                                         882,538
                                                                               -----------
    Pro forma net income                                                       $ 1,809,251
                                                                               -----------
                                                                               -----------

    Pro forma net income per common share                                         $0.44
                                                                               -----------
                                                                               -----------

               The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997, 1996 and 1995



                                                                                 RETAINED
                                          COMMON STOCK                           EARNINGS        TOTAL
                                    ------------------------       PAID-IN     (ACCUMULATED   STOCKHOLDERS'
                                      SHARES        AMOUNT         CAPITAL        DEFICIT)       EQUITY
                                    ------------------------      ---------    ------------   -------------
Balance at January 1, 1995          3,534,000     $   12,123      $       -     $3,399,599    $ 3,411,722

Distributions paid                          -              -              -       (927,101)      (927,101)

Undistributed S Corp earnings               -              -        498,579       (498,579)             -

Initial public offering of
   common stock                     1,380,000      5,763,679              -              -      5,763,679

Shares issued for acquisition
   of En-Tech, Inc.                    35,769        250,000              -              -        250,000

Exercise of stock purchase
   warrants by holders of sub-
   ordinated promissory notes         116,768        140,175              -              -        140,175

Issuance of stock options
   at exercise price below
   market value                             -              -         36,596              -         36,596

Net income (loss) for the year              -              -              -      2,034,997      2,034,997
                                    ---------     ----------       --------     ----------    -----------
Balance at December 31, 1995        5,066,537      6,165,977        535,175      4,008,916     10,710,068
Issuance of stock options
   at exercise price below
   market value                             -              -         20,355              -         20,355

Net income (loss) for the year              -              -              -     (3,756,450)    (3,756,450)
                                    ---------     ----------       --------     ----------    -----------
Balance at December 31, 1996        5,066,537      6,165,977        555,530        252,466      6,973,973

Shares issued in private
   placement                          729,248      2,035,662              -              -      2,035,662

Exercise of stock options               9,700         33,950              -              -         33,950

Issuance of stock options
   at exercise price below
   market value                             -              -         12,423              -         12,423

Net income (loss) for the year              -              -              -       (347,291)      (347,291)
                                    ---------     ----------       --------     ----------    -----------

Balance at December 31, 1997        5,805,485     $8,235,589       $567,953     $  (94,825)   $ 8,708,717
                                    ---------     ----------       --------     ----------    -----------
                                    ---------     ----------       --------     ----------    -----------

               The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.

                               STATEMENTS OF CASH FLOWS

                              Years ended December 31,

                                                                    1997           1996          1995
                                                                -----------    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $  (347,291)   $(3,756,450)  $  2,034,997
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                            1,573,085      1,252,781        761,840
         Amortization of excess of acquired net assets
            in excess of cost                                             -              -       (337,437)
         Provision for bad debts                                    104,010        402,683         71,441
         Deferred income taxes                                            -        252,048       (250,756)
         Loss on sale of equipment                                        -         13,304         18,842
         Employee stock option plan                                  12,423         20,355         36,596
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable           (2,692,133)     5,499,747    (10,543,941)
            Increase in contracts in process                     (6,687,357)      (443,372)    (3,253,311)
            Decrease (increase) in income tax
               and other receivables                              1,037,665     (1,335,263)       (92,791)
            Decrease (increase) in prepaid expenses                  47,686       (107,530)      (415,462)
            (Increase) decrease in inventory and deposits          (421,828)        50,210       (200,163)
            Increase (decrease) in accounts payable               1,215,834        (99,156)     6,220,408
            Increase (decrease) in accrued expenses
               and income taxes                                   2,199,847       (533,861)     1,665,650
                                                                -----------    -----------   ------------
                  Net cash (used in) provided by
                    operating activities                         (3,958,059)     1,215,496     (4,284,087)
                                                                -----------    -----------   ------------

INVESTING ACTIVITIES:
   Purchase of equipment                                           (462,947)    (1,523,418)    (2,779,478)
   Proceeds from sale of equipment                                        -         65,641          1,848
   Net purchase of subsidiary                                      (186,798)             -              -
                                                                -----------    -----------   ------------
                  Net cash used in investing activities            (649,745)    (1,457,777)    (2,777,630)
                                                                -----------    -----------   ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                       1,286,476        766,751        727,254
   Payments on long-term debt                                    (1,475,158)      (917,592)      (222,466)
   Payments on capital leases                                      (327,230)      (348,711)      (134,185)
   Proceeds from credit line loan - net of payments               1,997,981      1,775,814      1,076,636
   Borrowings from related party trust fund                               -        200,000        550,000
   Payments on related party trust fund                                   -              -       (350,000)
   Proceeds from issuance of stock                                2,035,662              -      5,763,679
   Proceeds from exercise of stock options                           33,950              -       (927,101)
   Proceeds from loans from shareholders                                  -        545,000        357,865
   Payments on loans from shareholders                             (545,000)             -       (357,865)
   Net payments from related party                                   58,000       (158,010)             -

               The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.

                               Years ended December 31,



                                                                    1997           1996           1995
                                                                -----------     ----------     ----------
   Proceeds from exercise of stock purchase warrants            $         -     $        -     $   12,600
   Proceeds from issuance of subordinated notes payable                   -              -        690,000
   Payments on subordinated notes payable                                 -       (210,625)       (80,000)
                                                                -----------     ----------     ----------
                  Net cash provided by financing activities       3,064,681      1,652,627      7,106,417
                                                                -----------     ----------     ----------

                  DECREASE (INCREASE) IN CASH                    (1,543,123)     1,410,346         44,700

Cash at beginning of year                                         1,887,001        476,655        431,955
                                                                -----------     ----------     ----------

Cash at end of year                                             $   343,878     $1,887,001     $  476,655
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

Supplemental disclosures of cash flow information:
   Cash paid during the year
      Interest                                                   $  717,980     $  485,951     $  282,230
      Income taxes                                                        -        656,900        518,757

Noncash investing and financing activities:
   Acquisition of business
      Fair value of tangible and intangible assets acquired     $         -     $        -     $  500,047
      Liabilities assumed or incurred                                     -              -        250,047
                                                                -----------     ----------     ----------

      Fair value of common stock paid as consideration          $         -     $        -     $  250,000
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

   Reduction of subordinated notes payable
      as a result of the exercise of related stock
      purchase warrants                                         $         -     $        -     $  127,575
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

   Capital lease and financing obligations
      incurred for equipment                                    $         -     $  683,223     $  837,000
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

   Conversion of remaining portion of
      related party note payable to a
      subordinated note payable                                 $         -     $        -     $  200,000
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

   Issuance of note payable for financing of
      insurance premiums                                        $   301,965     $  412,296     $        -
                                                                -----------     ----------     ----------
                                                                -----------     ----------     ----------

               The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.

                            NOTES TO FINANCIAL STATEMENTS

                              December 31, 1997 AND 1996


NOTE A -- ORGANIZATION AND DESCRIPTION OF COMPANY


     CET Environmental Services, Inc. (the Company) was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991 (the Acquisition Date), Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. The Company provides a variety of consulting and technical services to resolve environmental and health risk problems in the air, water and soil. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North and South America and the Trust Territory of the Pacific Islands.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH

     For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

     CONTRACTS

     A majority of the Company's revenue is generated from time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. In addition, many of the time and material contracts have a stated maximum contract price which can not be exceeded without an authorized change order. Revenue is recorded on contracts based upon the labor hours and costs incurred. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Claims are recorded in revenue when received.

     Contracts in process consists of the accumulated unbilled labor at contracted rates, material, subcontractor costs and other direct and indirect job costs and award fees related to projects in process.

     INVENTORIES

     Inventories consist of various supplies and materials used in the performance of the services related to the Company's projects and are stated at the lower of cost or market.

     EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are recorded at cost. Depreciation and amortization are provided on a straight-line method over the estimated useful lives of the respective assets, usually between three to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                           CET Environmental Services, Inc.

                              December 31, 1997 and 1996


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL

     Goodwill is the excess of cost over the fair value of net assets acquired, and is being amortized over a fifteen-year period using the straight-line method. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets.

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

     ESTIMATED FAIR VALUE INFORMATION

     Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities, as defined, regardless of whether recognized in the financial statements of the reporting entity. The fair value information does not purport to represent the aggregate net fair value of the Company.

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

     LONG-TERM DEBT / OBLIGATIONS UNDER CAPITAL LEASES: The carrying value approximates fair value as the interest rate at December 31, 1997 and 1996 is considered to approximate the market rate.

     NOTES PAYABLE TO RELATED PARTIES: The carrying value approximates fair value as the interest rate at December 31, 1997 and 1996 is considered to approximate the market rate.

     USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year-end. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future. No impairment expense was recognized in the years ended December 31, 1997 and 1996.

     LOSS PER COMMON SHARE

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

     EPS is computed in accordance with SFAS 128 by dividing net income by the weighted average number of shares outstanding during the period. All outstanding securities at the end of 1997 which could be converted into common shares are anti-dilutive (see note M). Therefore, the basic and diluted EPS are the same. There is no impact on EPS for prior years as a result of the adoption of SFAS 128.

     RECLASSIFICATIONS

     Certain financial statement reclassifications have been made in 1995 and 1996 to conform with presentations used in 1997.


NOTE C -- CONTRACTS IN PROCESS

     Contracts in process consists of the following at December 31:

                                                     1997           1996
                                                 -----------     ----------
          Government - EPA contracts             $ 3,801,853     $  648,973
          Non-EPA contracts                        9,542,366      6,007,889
                                                 -----------     ----------

                    Total                        $13,344,219     $6,656,862
                                                 -----------     ----------
                                                 -----------     ----------


     The Environmental Protection Agency (EPA) awards the Company an award fee for work performed based upon a percentage of sub-contract and material costs incurred plus a percentage of program management fees billed.

NOTE D -- SIGNIFICANT CUSTOMERS

     A significant portion of the Company's business is from a contract entered into in March 1991, with the EPA. A new contract was awarded by the EPA in December 1996, with estimated maximum revenue of $292,000,000 over five years. As of December 31, 1997 and 1996, the net balance of accounts receivable from the EPA was $3,943,761 and $2,256,448, respectively. Revenue from the EPA in 1997 and 1996 amounted to approximately $21 million and $10.9 million, respectively.


NOTE E -- RELATED PARTY TRANSACTIONS

     In order to meet short-term operating needs, the Company, from time to time borrows funds on a short-term basis from affiliates of the Company or from a trust fund of a relative of the President. On November 8, 1996, the Company borrowed $545,000 from Signal Hill Petroleum, a company controlled by Craig C. Barto, one of the Company's directors; this note was paid in 1997. The Company also borrowed $671,800, which includes subordinated notes of $671,800 (see notes G and H), from relatives of Steven H. Davis, President, pursuant to one-year notes which bear interest at the rate of 10% per annum. These notes are due February 28, 1999. The Company intends to repay these loans from revenue when sufficient funds are available. Interest expense attributable to these related party borrowings amounted to $73,544 and $55,898 for 1997 and 1996, respectively.

     A director and 12.1% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp. and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 1997 and 1996 for fees amounting to approximately $835,000 and $340,000, respectively.

     The Company periodically makes advances to a officer and director of the Company. The balance due was $100,010 and $158,010 at December 31, 1997 and 1996, respectively. Interest is payable monthly at 10% per annum, and principal is due on demand.

     In March and April 1995, the Company issued debt securities in a private offering totaling $890,000 of which $680,000 were issued to investors related to Company management (see note H).


NOTE F -- CAPITAL LEASES

     Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                                     1997           1996
                                                  ----------     ----------
          Vehicles                                $1,497,407     $1,497,407
          Equipment                                  272,679        272,151
                                                  ----------     ----------
                                                   1,770,086      1,769,558
          Less accumulated depreciation             (806,148)      (465,228)
                                                  ----------     ----------

               Total                              $  963,938     $1,304,330
                                                  ----------     ----------
                                                  ----------     ----------

     The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

               1998                                              $  422,258
               1999                                                 386,060
               2000                                                 253,612
               2001                                                  29,172
                                                                 ----------
               Total minimum lease payments                       1,091,102
                Less amounts representing estimated
                 executory costs (taxes)                             61,585
                                                                 ----------
               Net minimum lease payments                         1,029,517
               Less amount representing interest                    152,290
                                                                 ----------

               Present value of net minimum lease payments       $  877,227
                                                                 ----------
                                                                 ----------

               Current portion                                   $  293,957
               Noncurrent portion                                   583,270
                                                                 ----------

                                                                 $  877,227
                                                                 ----------
                                                                 ----------


NOTE G -- LINE OF CREDIT AND LONG-TERM DEBT

     The Company has a line of credit facility with National Bank of Canada (the "Bank") which provides up to $9,000,000 of available credit to the Company based upon a percentage (80%) of eligible receivables (as defined in the loan agreement). Interest is payable monthly at the Bank's Reference Rate plus .25% (9% at December 31, 1997). The line of credit facility has an expiration date of May 30, 1999. In addition, the Company borrowed $1,000,000 from the Bank under a term loan. Interest is payable monthly at the Bank's Reference Rate plus .25% (9% at December 31, 1997). The Company also has a stand-by letter of credit available at the Bank in the amount of $1,000,000.

     As of December 31, 1997, the Company was technically in breach of a loan covenant with respect to maintaining profitable operations related to borrowings of $7,148,631. Subsequently the loan agreement was amended to delete the profitability covenant for 1997.



     Long-term debt consists of the following at December 31:

                                                                     1997           1996
                                                                 ----------     ----------
     Note payable to bank, collateralized by equipment,
     payable in 36 monthly installments of $2,378 including
     interest at 9%, beginning December 30, 1995                 $   24,007     $   49,859

     Note payable to bank, collateralized by equipment,
     payable in 36 monthly installments of $11,267 including
     interest at 9%, beginning January 30, 1996                     118,840        246,816

     Note payable to a bank, collateralized by equipment,
     payable in monthly installments of $16,667 including
     interest at 8.5%, due May 1, 1997                                  -          450,000

     Note payable to a bank collateralized by equipment, due
     May 1, 1997, interest at 8.25%                                     -          124,940

     Note payable for annual insurance premium, interest at
     5.73%, with monthly payments of $43,531, due June 30,
     1998                                                           304,347        412,296

     Note payable to a bank, collateralized by equipment,
     payable in monthly installments of $16,667 including
     interest at 9%, balance due May 30, 1999                       950,000              -
                                                                 ----------     ----------

                                                                  1,397,194      1,283,911

     Less current portion                                           647,194      1,130,063
                                                                 ----------     ----------

                                                                 $  750,000     $  153,848
                                                                 ----------     ----------
                                                                 ----------     ----------



     Scheduled future maturities of these notes for the years ending December 31 are as follows:

                         1998                                    $  647,194
                         1999                                       750,000
                                                                 ----------

                                                                 $1,397,194
                                                                 ----------
                                                                 ----------

     Related party debt consists of the following at December 31:


                                                                      1997         1996
                                                                   --------     ----------
     Loan from shareholder, uncollateralized, due January 15,
     1997, interest at 10% (see note E)                            $      -     $  545,000

     Note payable to related party, uncollateralized, due
     February 28, 1998, interest at 10% (see note E)                      -        200,000

     Subordinated notes payable to related parties, due
     February 28, 1999, interest at 10% (see notes E and H)         671,800        471,800
                                                                   --------     ----------
                                                                    671,800      1,216,800

     Less current portion                                               -          545,000
                                                                   --------     ----------

                                                                   $671,800     $  671,800
                                                                   --------     ----------
                                                                   --------     ----------



NOTE H -- SUBORDINATED NOTES PAYABLE

     In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the nineteen investors were given a warrant to acquire approximately 1,312 shares of common stock at approximately $1.20 per share, to be exercised on or before December 31, 1996, for an aggregate of 116,768 shares, and a subordinated note for the amount invested. The subordinated notes bore interest at ten percent per annum payable on the first day of each month commencing on April 1, 1995. The subordinated notes are redeemable by the Company at any time upon 60 days' notice to the holders and had a maturity date of March 1, 1996. Holders of the subordinated notes had a security interest in the Company's accounts receivable and contracts in progress that was subordinate to holders of the senior indebtedness. Investors holding subordinated notes in the aggregate amount of $680,000 are related to Company management. In August 1995, one subordinated note in the amount of $80,000 was paid off. During December 1995, all nineteen of the investors exercised their warrants to purchase a total of 116,768 shares of common stock. Eighteen of the investors exchanged a total of $127,575 of the outstanding subordinated notes and one investor paid $12,600 in cash to exercise his warrants. Interest of approximately $60,000 was paid to the holders of these subordinated notes during 1995.

     On March 1, 1996, $210,625 of the remaining balance of $682,425 of the subordinated notes was paid off. The remaining $471,800 was rolled over into new notes, with interest payable monthly at ten percent per annum. Interest of $47,180 and $39,316 was paid to the holders of these notes during 1997 and 1996, respectively.

NOTE I -- TAXES ON INCOME

     The provision (benefit) for taxes on income includes the following for the year ended December 31:

                                                      1997           1996
                                                   ---------      ---------
               CURRENT
                 Federal                           $ (20,342)     $(569,268)
                 State                                     -        (24,635)
                                                   ---------      ---------
                                                     (20,342)      (593,903)
                                                   ---------      ---------
               DEFERRED
                 Federal                             (79,650)       215,390
                 State                               (13,555)        36,658
                                                   ---------      ---------
                                                     (93,205)       252,048
                                                   ---------      ---------

               Total                               $(113,547)     $(341,855)
                                                   ---------      ---------
                                                   ---------      ---------


     A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                                      1997          1996
                                                   ---------    -----------
               Provision (benefit) for income
                 taxes at statutory rate           $(180,000)   $(1,598,400)
               Change in valuation reserve           102,134      1,076,366
               Stock options                           6,900          8,142
               Other                                  13,342        172,037
               Change in prior year estimate
                 of tax refund                       (55,923)             -
                                                   ---------    -----------

                                                   $(113,547)   $  (341,855)
                                                   ---------    -----------
                                                   ---------    -----------

     Deferred tax assets and liabilities consist of the following at December 31:

                                                      1997          1996
                                                  ----------     ----------
          Accrued salary expense                 $    81,900     $   85,704
          Allowance for doubtful accounts            227,000        198,661
          NOL carryforward                           907,700        870,209
          Other                                      (38,100)       (78,208)
                                                 -----------     ----------
                                                   1,178,500      1,076,366
          Valuation reserve                       (1,178,500)    (1,076,366)
                                                 -----------     ----------

                                                 $         -     $        -
                                                 -----------     ----------
                                                 -----------     ----------

          Deferred tax liability
            depreciation and amortization        $         -     $  (37,282)
                                                 -----------     ----------
                                                 -----------     ----------

     Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in the last two years and does not consider it likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

     The Company has net operating loss carryforwards for tax purposes of approximately $2,300,000, which expire in 2012.


NOTE J -- COMMITMENTS AND CONTINGENCIES

     The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2001, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

     The following is a summary at December 31, 1997, of the future minimum rents due under noncancelable operating leases:

               Year ending December 31,
                    1998                                     $ 475,897
                    1999                                       221,975
                    2000                                       178,250
                    2001                                        63,792
                                                             ---------

                    Total                                    $ 939,914
                                                             ---------
                                                             ---------


     Total rent expense under operating leases for the years ended December 31, 1997, 1996, and 1995, was approximately $723,900, $892,700 and $492,400, respectively.

     Although the Company is involved in litigation in the normal course of its business, management believes that no pending litigation in which the Company is named as a defendant is likely to have a materially adverse effect on the Company's financial position or results of operations.


NOTE K -- STOCKHOLDERS' EQUITY

     A reclassification of $498,579 from retained earnings to paid-in capital was made which represented the approximate balance in the Company's S corporation accumulated adjustment account which had not been distributed to shareholders as of June 15, 1995 (date of termination of the Company's S corporation status (see note B).

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

     In connection with this offering, the Company issued a warrant to the representatives of the underwriters in this offering to purchase up to 120,000 shares of the Company's common stock at $6.00 per share (the Representatives' Warrant). The Representatives' Warrant is entitled to the benefit of adjustments in the purchase price and in the number of shares of common stock and/or other securities deliverable upon the exercise thereof in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger and may be exercised at any time during the four-year period commencing on July 18, 1996. The Representatives' Warrant is restricted from sale, transfer, assignment or hypothecation until July 18, 1996, except to officers or partners of the underwriters and members of the selling group or their officers and directors.

     On November 10, 1995, the Company acquired all of the outstanding stock of En-Tech, Inc., a Colorado corporation (En-Tech), doing business as Environmental Technologies, Inc., in exchange for 35,769 shares of the Company's common stock. En-Tech was engaged in the design, construction, and operation of industrial wastewater and water treatment facilities, and provided services in both the public and private sectors. This acquisition was accounted for as a purchase and, accordingly, En-Tech's assets, liabilities and results of operations were included in the December 31, 1995 balance sheet and statement of income since the date of acquisition. En-Tech was merged into the Company effective March 15, 1996.

     On February 9, 1996, the Company filed a registration statement on Form SB-2 to register 402,537 shares of common stock for resale by certain shareholders (Selling Shareholders), which shares have been "restricted securities" as defined in Rule 144 under the Securities Act of 1933. None of the proceeds from the sale of the common stock by the Selling Shareholders were received by the Company.

     In January 1997, the Company completed a private offering of 729,248 shares of its common stock. The net proceeds to the Company from this offering were approximately $2,035,000. In connection with this offering, the Company issued a warrant to the representatives of the underwriters in this offering to purchase up to 10% of the number of shares sold in the offering of the Company's common stock. The purchase price of such warrant was $100 and the exercise price under such warrants is $3.60 per share.

     The warrants may be exercised in whole or in part at any time or from time to time until the expiration date of December 31, 2001. The Company also issued warrants to purchase 100,000 shares of common stock at $4.25 per share to a management services firm as consideration for its assistance on the private offering. The warrants may be exercised from July 1, 1998 through December 31, 1999. These warrants are considered stock issuance costs, with a value of approximately $235,000 based on the fair value at the grant date as required by Financial Accounting Standards 123.


NOTE L -- PROFIT SHARING AND 401(K) PLAN

     The Company maintains a Profit Sharing and 401(k) Plan, which has been in effect since January 1, 1990. All classes of employees meeting the participation requirements are eligible to participate in the Plan. Company contributions to the Plan are discretionary.

     The Company does, however, make a matching contribution in the amount of 25% of the first 6% of all elective deferrals. The Company contributed $65,206 and $83,738 for the years ended December 31, 1997 and 1996, respectively.


NOTE M -- STOCK OPTIONS

     On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the
     Plan) for key personnel. A total of 550,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options and the form of the instruments evidencing Options granted under the Plan.

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

     The Plan is accounted for under APB Opinion 25 and related interpretations. The Options generally have a term of 10 years when issued and vest over three to five years. Had compensation cost for the Plan been determined based on the fair value of the Options at the grant date consistent with the method of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) and earnings
     (loss) per common share would have been:

                                                       1997         1996
                                                   ---------    -----------
          Net income (loss)
            As reported                            $(347,291)   $(3,756,450)
            Pro forma                               (495,586)    (3,854,017)

          Earnings (loss) per common share
            As reported                               $(0.06)        $(0.74)
            Pro forma                                  (0.09)         (0.76)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 1997 and 1996: no expected dividends; expected volatility of 74.77%; risk-free interest rate of 6.07%; and expected lives of five years.

     A summary of the status of the Plan follows:


                                                                            Average price
                                                                Shares        per share
                                                              ---------     -------------
          Outstanding at January 1, 1995
          Granted                                              181,000          $3.50
          Exercised                                                 -
          Canceled                                              (5,000)         $3.50
                                                              --------          -----
          Outstanding at December 31, 1995                     176,000          $3.50
                                                              --------          -----

          Total exercisable shares at December 31, 1995         10,000          $3.50
                                                              --------          -----
                                                              --------          -----

          Outstanding at January 1, 1996                       176,000          $3.50
          Granted                                              150,000          $6.89
          Exercised                                                 -
          Canceled                                            (112,000)         $4.83
                                                              --------          -----

          Outstanding at December 31, 1996                     214,000          $5.60
                                                              --------          -----

          Total exercisable at December 31, 1996                41,600          $3.92
                                                              --------          -----
                                                              --------          -----

          Outstanding at January 1, 1997                       214,000          $5.60
          Granted                                               96,900          $7.00
          Exercised                                             (9,700)         $3.50
          Canceled                                             (70,400)         $9.04
                                                              --------          -----

          Outstanding at December 31, 1997                     230,800          $5.10
                                                              --------          -----

          Total exercisable at December 31, 1997                80,375          $4.27
                                                              --------          -----
                                                              --------          -----

                                                                                            WEIGHTED AVERAGE
                                                  RANGE            OPTIONS      PROCEEDS     EXERCISE PRICE
                                               -------------       -------      --------    ----------------
     Exercisable at December 31, 1997
                                               $3.50 -  4.25       46,500       $162,750        $ 3.50
                                                4.26 -  7.00       33,375        174,885          5.24
                                                7.01 - 11.88          500          5,940         11.88
                                                                   ------       --------        ------

                                                                   80,375       $343,575        $ 4.27
                                                                   ------       --------        ------
                                                                   ------       --------        ------

     The following information applies to options outstanding at December 31, 1997:

                                                                          WEIGHTED AVERAGE
                         RANGE OF           OPTIONS    WEIGHTED AVERAGE      REMAINING
                    EXERCISABLE PRICES    OUTSTANDING   EXERCISE PRICE    CONTRACTUAL LIFE
                    ------------------    -----------  ----------------   ----------------
                     $3.50 -   4.25         90,300         $ 3.84             6 years
                      4.26 -   7.00        140,000           5.71             9 years
                      7.01 -  11.88            500          11.55             8 years


     In May 1995, options for 181,000 shares of common stock were granted under the Plan of which options for 90,500 shares will vest only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $12,423 and $20,355 in 1997 and 1996, respectively, relating to these options. Compensation expense of $10,311 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

NOTE N -- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996, are as follows:

                                                   CARRYING      ESTIMATED
                      1997                          AMOUNT       FAIR VALUE
          ----------------------------------      ----------     -----------
          Cash                                    $  343,878     $  343,878
          Due from related party                     100,010        100,010
          Other receivables                          154,838        154,838
          Note payable - line of credit            6,198,631      6,198,631
          Long-term debt                           1,397,194      1,397,194
          Capitalized lease obligations              877,227        877,227
          Notes payable to related parties           671,800        671,800


                                                   CARRYING      ESTIMATED
                      1996                          AMOUNT       FAIR VALUE
          ----------------------------------      ----------     -----------
          Cash                                    $1,887,001     $1,887,001
          Due from related party                     158,010        158,010
          Other receivables                          199,016        199,016
          Note payable - line of credit            4,200,650      4,200,650
          Loan from shareholder                      545,000        545,000
          Long-term debt                           1,348,340      1,348,340
          Capitalized lease obligations            1,204,457      1,204,457
          Notes payable to related parties           671,800        671,800


NOTE O -- FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of the year ended December 31, 1997, the Company recorded a reduction of revenue of $370,457 related to change in the estimated margin for a contract. This adjustment was considered necessary to reflect the margin actually achieved on the project.