Form 10-K/A
period 1997-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1998-04-30
CIK 944627

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A
                         AMENDMENT NO. 1

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

                            Commission File No. 1-13852


                          CET ENVIRONMENTAL SERVICES, INC.
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

              CALIFORNIA                               33-0285964
------------------------------------------------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

            7670 SOUTH VAUGHN COURT, STE. 130, ENGLEWOOD, COLORADO  80112
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Documents incorporated by reference: None.

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

- DETERIORATING INFRASTRUCTURE: Many municipal wastewater treatment facilit-ies in the U.S. were constructed in the late 60's and early 70's using fed-eral grant monies. These facilities are coming to the end of their useful lives, but there are no longer any grant programs. This is driving the move to public/private partnerships for financing and operating new facilities.

- GLOBALIZATION: Increased industrialization in emerging economies is driv-ing the need for water/wastewater treatment. Many do not have adequate water supplies which makes this process even more important. European and American firms overwhelmingly lead in the developed technologies for these services.

- RISING WATER/WASTEWATER RATES: The supply of water has actually decreased slightly over the past decades due to the loss of replenishment into avail-able resources and pollution of fresh water supplies. Population growth and economic demand has further pushed up the value of existing supplies. This increased cost of water is driving the market for reuse and recycling of these supplies, increasing the number and type of treatment opportunities.

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

  - Engineers, earth scientists and construction managers to design remedia-tion and water/wastewater treatment systems from the conceptual stage through final design.

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

     The Company's services are conducted from the following spaces:

                                                                   CURRENT
                                                     LEASE         MONTHLY
                                        SQ. FT     EXPIRATION        RENT
------------------------------------------------------------------------------
 14761 BENTLEY CIRCLE
 TUSTIN, CALIFORNIA                     18,490  April 14, 1999    10,169.50
------------------------------------------------------------------------------
 150 WEST DAYTON STREET
 EDMONDS, WASHINGTON                     5,000  April 30, 1998      3,548.04
------------------------------------------------------------------------------
 170 WEST DAYTON, STE. 106A
 EDMONDS, WASHINGTON
 (NEW OFFICE LOCATION
    RENT TO COMMENCE MAY 1, 1998)        6,920  March 31, 2001*     8,073.00
------------------------------------------------------------------------------
 170 WEST DAYTON, STE. 106 B-D
 EDMONDS, WASHINGTON
 (NEW WAREHOUSE SPACE)
    RENT COMMENCED MARCH 1, 1998         5,568  March 31, 2001*     3,062.40
------------------------------------------------------------------------------
 3033 RICHMOND PARKWAY, STE. 300
 RICHMOND, CALIFORNIA                    7,664  April 30, 2001      6,438.00
------------------------------------------------------------------------------
 6900 E. 47TH AVENUE DRIVE, SUITE 200
 DENVER, COLORADO                       11,051  July 31, 1998       2,993.00
------------------------------------------------------------------------------
 525 SOUTH MADISON
 TEMPE, ARIZONA                          3,254  August 31, 1998     1,952.00
------------------------------------------------------------------------------
 7670 S. VAUGHN COURT, STE. 130
 ENGLEWOOD, COLORADO                     4,600  July 31, 1998       4,622.00
------------------------------------------------------------------------------
 5275, 5251, & 5315 NW ST. HELENS ROAD
 PORTLAND, OREGON                        3,000  January 6, 1999     3,500.00
------------------------------------------------------------------------------
 150 NOEL STREET
 MOBILE, ALABAMA                        20,000  April 30, 2000      3,275.00
------------------------------------------------------------------------------
 13120 CARRERE COURT
 NEW ORLEANS, LOUISIANA                 13,520  April 14, 2001*     3,771.21
------------------------------------------------------------------------------
 3222 PASADENA FREEWAY
 PASADENA,  TEXAS                        2,755  May 31, 2001        4,375.00
------------------------------------------------------------------------------
 275-A INDUSTRIAL DRIVE
 JACKSON, MISSISSIPPI                   11,325  October 31,         3,080.00
                                                   1998*
------------------------------------------------------------------------------
*CONTAINS AN OPTION TO RENEW OR EXTEND THE LEASE.

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

Balance Sheet Data:

----------------------------------------------------------------------------------------
                                                 AT DECEMBER 31,
----------------------------------------------------------------------------------------
                             1997         1996         1995        1994         1993
----------------------------------------------------------------------------------------
CURRENT ASSETS            $25,089,253  $18,423,472  $21,245,209  $6,478,993   $5,855,163
----------------------------------------------------------------------------------------
TOTAL ASSETS               29,882,811   23,795,317   25,707,851   7,591,699    6,406,740
----------------------------------------------------------------------------------------
CURRENT LIABILITIES        12,970,393   15,121,173   12,921,426   3,461,813    3,690,851
----------------------------------------------------------------------------------------
WORKING CAPITAL (DEFICIT)  12,118,860    3,302,299    8,323,783   3,017,180    2,164,312
----------------------------------------------------------------------------------------
LONG TERM DEBT              8,203,701    1,700,171    2,076,357     380,727       44,845
----------------------------------------------------------------------------------------
TOTAL LIABILITIES          21,174,094   16,821,344   14,997,783   4,179,977    4,421,245
----------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY        8,708,717    6,973,973   10,710,068   3,411,722    1,965,495
----------------------------------------------------------------------------------------

Statement of Income Data:

------------------------------------------------------------------------------------------
                                           FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
                               1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------
REVENUES                   $54,169,753  $54,918,520  $47,871,972  $23,506,066  $17,399,068
------------------------------------------------------------------------------------------
OPERATING EXPENSES          54,046,462   58,096,290   44,857,996   21,717,086   15,790,125
------------------------------------------------------------------------------------------
NET INCOME (LOSS)
FROM CONTINUING
OPERATIONS                    (347,291)  (3,756,450)   2,034,997    1,623,804    1,547,501
------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER
COMMON SHARE                     (0.06)       (0.74)        0.49         0.44         0.42
------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES      5,785,264    5,066,537    4,113,725    3,676,830    3,675,764
------------------------------------------------------------------------------------------
CASH DIVIDENDS PER
COMMON SHARE                       -0-          -0-          -0-          -0-          -0-
------------------------------------------------------------------------------------------

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

STATISTICAL ANALYSIS OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                  PERCENTAGE RELATIONSHIP TO
                       PROJECT REVENUE                    PERIOD TO PERIOD
                         YEAR ENDED                            CHANGE
                -------------------------------          -------------------
                                                         1997           1996
                                                          VS.            VS.
                1997          1996         1995          1996           1995
               ------        ------       ------        ------        -------
Project Revenue      100.0%        100.0%        100.0%         (1.4%)        14.7%
Project Costs:
      Direct          79.9          79.5          71.7          (0.9)         27.1
      Indirect        10.6          14.9          14.7         (29.6)         16.1
-----------------------------------------------------------------------------------
Gross Profit (Loss)    9.5           5.6          13.6          66.5         (52.5)

Other Operating Expenses (Income):
      Selling          3.8           5.6           3.7         (33.3)         77.5
      General Admin-
          istrative    5.4           5.8           4.3          (7.0)         53.0
      Amortization of
         Excess of Ac-
         quired Net
         Assets in Ex-
         cess of Cost  0.0           0.0          (0.7)            -        (100.0)
----------------------------------------------------------------------------------
Operating Income
      (Loss)           0.3          (5.8)          6.3         103.9        (205.4)
Other Income
      (Expense)       (1.1)         (1.7)         (0.7)        (36.5)       (185.7)
----------------------------------------------------------------------------------
Income (Loss) Before
Taxes on Income       (0.8)         (7.5)          5.6          88.8        (252.3)

Taxes on Income       (0.2)         (0.7)          1.4          66.8        (152.0)
-----------------------------------------------------------------------------------
Net Income (Loss)     (0.6%)        (6.8%)         4.2%         90.8%       (284.6%)
-----------------------------------------------------------------------------------

Pro Forma Information (Note 1):
  Historical Earn-
    ings Before
    Income Taxes        --            --           5.6%           --            --
  Pro Forma
    Income Taxes        --            --           1.8%           --            --
  Pro Forma
    Net Income          --            --           3.8%           --            --

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

     The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                    YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------
                        1997                 1996                 1995
                 -----------------    ------------------    -----------------
Non-EPA          $33,125,032  61.2%   $44,065,990  80.2%   $34,959,345  73.0%
EPA              $21,044,721  38.8%   $10,852,530  19.8%   $12,912,627  27.0%
                 -----------------    -----------------    -----------------
Total            $54,169,753 100.0%   $54,918,520 100.0%   $47,871,972 100.0%
                 =================    =================    =================

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

     In summary, the Company undertook a variety of corrective actions as described above beginning in late 1996. These have resulted in significant improvement to financial performance in the second half of 1997. Both revenues and net income were up markedly in the second half of 1997 as compared to both the second half of 1996 and the first half of 1997, as reflected in the following table:

                          JULY-DECEMBER      JANUARY-JUNE      JULY-DECEMBER
                               1996               1997              1997
----------------------------------------------------------------------------
REVENUE                     $27,904,819       $20,111,396        $34,058,357
----------------------------------------------------------------------------
NET INCOME (LOSS)           $(3,788,581)      $(1,421,492)        $1,074,201

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company are as follows:

      Name             Age              Positions and Offices Held
-----------------      ---    ----------------------------------------------
Steven H. Davis          44   Chief Executive Officer, President and Director

Douglas W. Cotton        47   Executive Vice President, Chief Operating
                              Officer, Secretary and Director

Craig C. Barto      39   Director

Robert A. Taylor         52   Director

Rick C. Townsend         47   Executive Vice President, Chief Financial
                              Officer, Secretary and Director

John G.L. Hopkins        50   Senior Vice President - Federal Programs
                         and Director

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has no Nominating Committee, but does have an Audit Committee, an Executive Committee and a Compensation Committee.

          The Audit Committee presently consists of Craig C. Barto and
Robert A. Taylor. The Audit Committee reviews financial statements and data with the Company's independent accountants before the information and data are released to the public.

     The Executive Committee consists of Steven H. Davis, John G.L. Hopkins, Douglas W. Cotton and Rick C. Townsend. The Executive Committee has authority, during the intervals between the meetings of the Board of Directors, in the management of the business and affairs of the Company not contrary to the specific direction of the Board of Directors and except as provided by the Company's Bylaws.

     The Compensation Committee presently consists of Craig C. Barto and Robert A. Taylor. The Compensation Committee reviews compensation matters relating to the Executive Officers of the Company and makes recommendations to the Board of Directors, and administers the Company's Incentive Stock Option Plan.

     Rick C. Townsend currently serves as an advisor to the Audit Committee, and Steven H. Davis serves as an advisor to the Compensation Committee.

     Set forth below are the names of all directors, nominees for director and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

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

     DOUGLAS W. COTTON has served as the Company's Executive Vice President and a Director since 1991 and is responsible for all aspects of the Company's operations in the Southwest, and provides guidance for marketing and sales to commercial clients nationwide. He was appointed Chief Operating Officer in October, 1996. Prior to joining the Company, Mr. Cotton served as Vice President of Ecova Corporation and worked for 13 years at IT Corporation where he held various positions culminating in serving as General Manager for the Gulf Coast Region. He has more than 20 years of experience managing on-site biological, chemical and physical remediation of hazardous wastes in sludge, soil and groundwater using a variety of innovative technologies. His knowledge of the industry has been gained at more than 100 remediation projects ranging from $100,000 to $45 million, including Superfund sites, emergency response cleanups and large excavation/on-site treatment projects.

     ROBERT A. TAYLOR has been a Director of the Company since 1996. He is a veterinarian and manages the Alameda East Veterinary Hospital in Denver, Colorado which he started in 1971. Currently, Alameda East Veterinary Hospital employs 55 persons and provides a small animal practice specializing in orthopedic and rehabilitation services. Dr. Taylor received a B.S. degree in Animal Science from Texas A&M University in 1969, a D.V.M. degree from Texas A&M University in 1970, and a M.S. degree in Veterinary Surgery from Colorado State University in 1978.

     RICK C. TOWNSEND has been Executive Vice President and Chief Financial Officer of the Company since November 1996, a Director since May 1997, and

Secretary since January 1998. From 1992 until October 1996, Mr. Townsend held the position of Vice President and Chief Financial Officer for the international operations of CH2M HILL, a major environmental consulting and engineering firm. In that role, Mr. Townsend managed all financial and administrative affairs for the unit. He also assisted in securing financing for international environmental and infrastructure projects, including water and wastewater treatment systems in Brazil and Canada. From 1990 until 1992, Mr. Townsend served as Vice President for The Futures Corporation, a business development and management services company. From 1974 until 1988, Mr. Townsend was employed by Morrison Knudsen Corporation where he held several positions including General Director and Group Business Manager of Morrison Knudsen Technologies. In these positions, he was exposed to several business sectors relevant to the Company's environmental contracting operations. Mr. Townsend received a degree in Economics from the University of California at Los Angeles in 1973.

     JOHN G.L. HOPKINS served as the Company's Senior Vice President-Federal Programs since 1990 and as a Director since 1991. Mr. Hopkins has advised the Company that his term as a Director will end at the next Annual Meeting of Shareholders and that effective July 1, 1998, he will retire as an officer.
He has agreed to continue to provide services to the Company on a consulting basis, as needed. From 1990 to October 1996, he was also Chief Operating Officer. Since October 1996 he has been Senior Vice President - Federal Programs. With more than 20 years of experience in managing large-scale hazardous waste remediation projects, Mr. Hopkins is presently responsible for the Company's operations in the Northwest and all Federal government programs.
 Previously, he held senior management positions with Hydro-Search, Inc., Riedel Environmental Services, Inc. and IT Corporation. Mr. Hopkins has managed more than 500 remedial action projects in 24 states and has negotiated and managed three large multi-year indefinite delivery contracts with the EPA totaling more than $350 million. Mr. Hopkins graduated from the University of Southern California in 1973 with a Bachelor of Science degree in Chemistry and Biological Sciences. His publications include work involving sampling protocols and emergency response.

     The Company's executive officers hold office until the next annual meeting of directors of the Company, which currently is scheduled for June 2, 1998. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, four persons who were officers and directors of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. Steven H. Davis and John G. L. Hopkins each filed two late reports each of which reported one transaction; Douglas W. Cotton filed two late reports which reported a total of four transactions; and Craig C. Barto filed one late report reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 1997, 1996 and 1995, by the Company's President and each other executive officer whose compensation exceeded $100,000 during such years.

                          SUMMARY COMPENSATION TABLE
                                                            LONG-TERM COMPENSATION
                                                     ---------------------------------
                           ANNUAL COMPENSATION            AWARDS           PAYOUTS
                     ------------------------------  ----------------- ---------------
                                                             SECURI-
                                                             TIES
                                          OTHER              UNDERLY-
                                          ANNUAL   RE-       ING               ALL
                                          COMPEN-  STRICTED  OPTIONS/          OTHER
NAME AND PRINCIPAL                        SATION   STOCK     SARs     LTIP    COMPEN-
POSITION            YEAR SALARY   BONUS   <FN1>    AWARD(S)  (NUMBER) PAYOUTS SATION
------------------  ---- ------   -----   ------   --------  -------- ------- -------
Steven H. Davis,    1997 $ 84,907 $    0  $1,003      0          0       0     $0
Chief Executive     1996 $ 79,150 $    0  $  951      0          0       0     $0
Officer             1995 $126,160 $    0  $1,027      0          0       0     $0

John G.L. Hopkins,  1997 $123,183 $    0  $    0      0          0       0     $0
Senior Vice Presi-  1996 $125,000 $    0  $    0      0          0       0     $0
dent - Federal      1995 $124,923 $    0  $    0      0          0       0     $0
Programs

Douglas W. Cotton,  1997 $ 32,147 $    0  $  425      0          0       0     $0
Executive Vice      1996 $ 63,831 $    0  $1,038      0          0       0     $0
President and       1995 $124,000 $5,652  $1,873      0          0       0     $0
Chief Operating
Officer

Rick C. Townsend,   1997 $125,587 $    0  $  958      0          0       0     $0
Chief Financial     1996 $ 16,827 $    0  $    0      0        60,000    0     $0
Officer
_______________

<FN1>
Includes matching 401K contributions by the Company and automobile expenses.

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                           SECURITIES
                                           UNDERLYING       VALUE OF UNEXER-
                    SHARES                 UNEXERCISED      CISED IN-THE
                    ACQUIRED               OPTIONS          MONEY OPTIONS/
                    ON                     SARs AT FY-END   SARs AT FY-END
                    EXERCISE   VALUE       EXERCISABLE/     EXERCISABLE/
     NAME           (NUMBER)   REALIZED    UNEXERCISABLE    UNEXERCISABLE
     ----           --------   --------    --------------   ---------------

Steven H. Davis       -0-        -0-            0/0            $0 / $0
John G. L. Hopkins    -0-        -0-            0/0            $0 / $0
Douglas W. Cotton     -0-        -0-            0/0            $0 / $0
Rick C. Townsend      -0-        -0-       20,000/40,000   $53,750/$107,500

     The Company has no formal employment agreements with any of its Executive Officers. The Company does have a letter agreement with Rick C. Townsend, the Company's Chief Financial Officer, regarding his employment which provides that he is to receive an annual salary of $125,000 and bonuses based on certain net profit levels achieved by the Company. Either the Company or Mr. Townsend may terminate his employment without notice. However, Mr. Townsend is entitled to six months' severance pay on termination by the Company.

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

     The Board of Directors has broad discretion to determine the number of shares with respect to which Options may be granted to participants. The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000. The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100 percent of the fair market value of the Common Stock on the date of grant. However, any Option granted under the Plan to a person owning more than 10 percent of the Common Stock shall be at a price of at least 110 percent of such fair market value. During May 1995, options for 181,000 shares of Common Stock had been granted under the Plan, at an exercise price of $3.50 per share, of which options for 90,500 shares will vest over a five-year period commencing May 1, 1996 and the remaining options for 90,500 shares will vest over a five-year period only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted and immediately vested for two employees terminated in October, 1995. The Company recorded compensation expense of $20,356 and $36,596 in 1996 and 1995, respectively, relating to these options. Compensation expense of $22,361 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996. On January 1, 1996, it was determined that the contingent events did occur as to 33,000 of the remaining shares, with vesting thus commencing one year later. The remaining options totaling 44,000 shares of those originally granted in May, 1995, were cancelled because the events upon which they were contingent did not occur.

     Options to purchase 5,000 shares of common stock at $3.50 per share, granted in May 1995, were canceled prior to December 31, 1995, due to the termination of the employment of one employee.

     Prior to January 1, 1996, no options were granted to any executive officer of the Company except Kathleen V. Dunlap, a former Treasurer and Chief Financial Officer. Ms. Dunlap received options for 20,000 shares in the aggregate, as part of the original 181,000 shares. The vesting on all 20,000 shares was accelerated to May 15, 1996 related to Ms. Dunlap's termination due to a terminal illness.

     On January 8, 1996, the Board of Directors granted options to seven employees to purchase an aggregate of 45,000 shares. Options as to 30,000 shares vest over a five-year period commencing on the date of grant and are exercisable at $9.00 per share until 10 years after the date of grant. Options as to 10,000 shares vest over a five-year period commencing on April 10, 1997. The Options as to the remaining 5,000 shares were issued to an employee who is the wife of Douglas W. Cotton, an Officer and Director of the Company, and vest 20% immediately with the remainder vesting over a four-year period commencing on the date of grant and are exercisable at $9.90 per share until five years after the date of grant. On February 29, 1996, options to purchase 10,000 shares granted on January 8, 1996, with an exercise price of $9.00 per share were cancelled upon the termination of an employee.

     On February 21, 1996, the Board of Directors granted options to an employee to purchase up to 5,000 shares of Common Stock. These options vest over a five-year period commencing on the date of grant and are exercisable at $9.70 per share until ten years after the date of grant.

     On May 1, 1996, the Board of Directors granted an option to Keith Conti, who was then the Company's principal financial officer, to purchase 10,000 shares of Common Stock at $10.625 per share. On March 28, 1997, these options were cancelled in conjunction with the termination of Mr. Conti's employment.

     On May 14, 1996, the Board of Directors granted options to seven employees to purchase an aggregate of 22,500 shares of Common Stock at $11.875 per share. These options vest over a five year period commencing on the date of grant, and are exercisable until ten years after the date of grant.

     On November 14, 1996, the Board of Directors granted an option to Rick
C. Townsend, the Company's Executive Vice President and Chief Financial Officer to purchase 60,000 shares of Common Stock at $4.25 per share. This option vests as to 20,000 shares on each anniversary of the date of grant and expires on November 4, 2001.

     On December 2, 1996, the Board of Directors granted an option to an employee to purchase 7,500 shares of Common Stock at $5.00 per share. This option vests as to 1,875 shares on each anniversary of the date of grant and expires on December 2, 2001.

     On December 5, 1997, the Board of Directors granted options to ten employees to purchase an aggregate of 72,500 shares of Common Stock at prices ranging from $7.00 to $7.70 per share. The options vest over periods of five to six years and expire ten years after the date of grant. In connection with these grants, options to purchase 40,000 shares at an average exercise price of $10.01 per share were cancelled.

     On August 13, 1996, the Company filed a registration statement on Form S-8 to register the 550,000 shares of the Company's Common Stock reserved for the Company's Incentive Stock Option Plan.

     During 1997, unvested options totaling an aggregate amount of 25,200 shares with an average exercise price of $8.30 were cancelled due to the termination of five employees. In addition, vested options totaling 5,200 shares with an average exercise price of $5.09 were cancelled due to the termination of five employees who did not exercise their options prior to the expiration date stipulated in the option agreement.

     As of December 31, 1997, options for 80,325 shares were exercisable at prices ranging from $3.50 to $11.88 per share.

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

     The Company has elected the proforma method of disclosure. Under this method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 1997 and 1996: no expected dividends; expected volatility of 74.77%; risk free interest rate of 6.07%; and expected lives of five years.

     Using these assumptions, the Company's net income(loss) and earnings(loss) per common share would have been:

                                             1997              1996
     Net income(loss)                     ---------        -----------
          As reported                     $(347,291)       $(3,756,450)
          Pro Forma                        (495,586)        (3,854,017)

     Earnings(loss) per common share
          As reported                     $   (0.06)       $     (0.74)
          Pro Forma                           (0.09)             (0.76)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of the Company's no par value common stock owned beneficially, as of April 10, 1998, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director of the Company, and by all Directors and Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

    NAME AND ADDRESS               AMOUNT AND NATURE OF             PERCENT
  OF BENEFICIAL OWNERS             BENEFICIAL OWNERSHIP             OF CLASS
------------------------           --------------------             --------
Craig C. Barto                         703,554                        12.1%
2440 Bayshore Drive
Newport Beach, CA 92663

Douglas W. Cotton                      635,314 (1)                    11.0%
Four Bowditch
Irvine, CA 92720

Steven H. Davis                      1,262,563 (2)                    21.7%
7625 S. Yampa Street
Aurora, CO 80016

John G. L. Hopkins                     550,125                         9.5%
120 West Dayton #A-7
Edmonds, WA  98020

Robert A. Taylor                        10,496                         0.2%
9870 East Alameda
Denver, CO 80231

Rick C. Townsend                        20,000 (3)                     0.3%
10816 Eagle Crest Court
Parker, CO 80134

All directors and executive          3,182,052                        54.6%
officers as a group (6 persons)
__________________
(1) Includes 1,000 shares underlying stock options exercisable within 60 days held by Mr. Cotton's wife.

(2) Includes 1,000 shares held by the wife of Mr. Davis. Also includes 73,656 shares held by relatives of Mr. Davis of which he disclaims beneficial ownership.

(3) Represents shares underlying stock options exercisable within 60 days held by Mr. Townsend.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since July 1992, the Company has relied upon financing from the Birnie Trust. The mother-in-law of Steven Davis, the Company's President, is trustee of the Birnie Trust and Mr. Davis' wife is a beneficiary. The Company has borrowed funds from the Birnie Trust pursuant to promissory notes due and payable on demand with the interest payable monthly. The Birnie Trust is also an investor in the Company's private offering of debt securities, described below. The total borrowings since July 1, 1992, were $2,269,000. However, the maximum principal amount outstanding at any one time was $671,800.

     In 1997 and 1996, the Company provided services to Signal Hill Petroleum, Inc., Paramount Petroleum and Fletcher Oil in the aggregate amount of approximately $835,000 and $340,000, respectively. These services include remediation services, ground water monitoring and site investigations for existing properties and environmental assessments in relation to property acquisition. Mr. Barto, Chairman of the Company, is a 50 percent owner of these businesses.

     In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the 19 investors were given a warrant to acquire approximately 1,312 shares of Common Stock at approximately $1.20 per share, for an aggregate of 116,768 shares, and a Subordinated Note for the amount invested. The promissory notes were due on March 1, 1996, with interest of 10 percent per annum payable on the first day of each month commencing on April 1, 1995. Investors who held Subordinated Notes in the aggregate amount of $680,000 are related to Company management. The Birnie Trust held $400,000 of such Subordinated Notes and other relatives of Mr. Davis held $230,000 of such Subordinated Notes. A relative of Mr. Cotton held $50,000 of such Subordinated Notes. During August 1995, one of the Subordinated Notes in the principal amount of $80,000 was repaid. During November and December 1995, the 19 investors exercised their warrants to purchase a total of 116,768 shares of Common Stock. Eighteen (18) of the investors converted a total of $127,575 of the outstanding Subordinated Notes and one investor paid $12,600 in cash to exercise his warrant. On March 1, 1996, the remaining balances were repaid on all Subordinated Notes except for $471,800 (comprised of a $337,000 Note held by the Birnie Trust and $134,800 of Notes held by relatives of Mr. Davis) which was rolled over into new Notes, payable in one year with interest due monthly at ten percent per annum. On July 24, 1996, the Company borrowed an additional $200,000 from the Birnie Trust under a Promissory Note payable in one year at 10% interest. On December 31, 1997, the Promissory Notes to the Birnie Trust totaling $537,000 and to the relatives of Mr. Davis totaling $134,800 were extended to February 28, 1999.

     On April 30, 1996, the Company loaned $105,764.38 to John G. L. Hopkins, an Officer and Director of the Company pursuant to a demand note which bears interest at the rate of 8.25% per annum. Interest is payable monthly and principal is due on demand. Since that date, several additional advances have been made to Mr. Hopkins bringing the total amount of the loan to Mr. Hopkins to approximately $148,000 (excluding accrued interest) as of December 31, 1996. On February 27, 1997, these loans were repaid in full by Mr. Hopkins. During 1997, the Company made additional advances to Mr. Hopkins and the balance due at December 31, 1997, was $100,010. Interest is payable monthly, and principal is due on demand.

     In order to meet short-term operating needs, the Company from time to time borrows money from affiliates of the Company. On November 8, 1996, the Company borrowed $545,000 from Signal Hill Petroleum, a company controlled by Craig C. Barto, one of the Company's directors, pursuant to a 30 day note which bears interest at 10% per annum. The due date on the note was extended to January 15, 1997, then repaid in the amount of $300,000 on January 15, 1997, and $250,129 (including accrued interest) on February 27, 1997.

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

          3.   EXHIBITS.  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

    EXHIBIT
     NUMBER              DESCRIPTION                        LOCATION
-------------------------------------------------------------------------------
       3.1     Amended and Restated Articles    Incorporated by reference to
               of Incorporation                 Exhibit 3.1 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

       3.2     Bylaws                           Incorporated by reference to
                                                Exhibit 3.2 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

      10.1     Incentive Stock Option Plan      Incorporated by reference to
                                                Exhibit 10.1 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

      10.2     Form of Incentive Stock Option   Incorporated by reference to
               Agreement                        Exhibit 10.2 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

      10.3     Loan Documents Between National  Previously filed
               Bank of Canada  and the Company

       21      Subsidiaries of the Registrant   Previously filed

       23      Consent of Grant Thornton LLP    Filed herewith electronically

       27      Financial Data Schedule          Previously filed

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

                                   CET ENVIRONMENTAL SERVICES, INC.

Dated: April 30, 1998              By  /s/ Steven H. Davis
                                       Steven H. Davis
                                       President and Chief Executive Officer

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


/s/ Grant Thornton LLP
GRANT THORNTON LLP

Denver, Colorado
March 6, 1998
                                     F-1

                           CET Environmental Services, Inc.
                                    BALANCE SHEETS
                                     December 31,

                        ASSETS
                                                       1997           1996
                                                   -----------    -----------
CURRENT ASSETS
  Cash                                             $   343,878    $ 1,887,001
  Accounts receivable, less allowance for
    doubtful accounts; $642,097 in 1997
    and $538,087 in 1996                            10,042,516      7,454,393
  Contracts in process                              13,344,219      6,656,862
  Retention receivable                                 268,949              -
  Income tax receivable                                 20,342      1,282,778
  Due from related party                               100,010        158,010
  Other receivables                                    154,838        199,016
  Inventories                                          248,417        171,642
  Prepaid expenses                                     566,084        613,770
                                                   -----------    -----------
           Total current assets                     25,089,253     18,423,472
                                                   -----------    -----------
EQUIPMENT AND IMPROVEMENTS
  Field equipment and vehicles                       5,931,499      5,672,638
  Office furniture, equipment and
    leasehold improvements                           1,795,996      1,591,910
                                                   -----------    -----------
                                                     7,727,495      7,264,548
  Less allowance for depreciation and
    amortization                                    (3,921,131)    (2,378,260)
                                                    -----------    -----------
           Equipment and improvements - net          3,806,364      4,886,288

GOODWILL, net of accumulated amortization
  of $57,684 in 1997 and $27,471 in 1996               509,228        352,644

DEPOSITS                                               477,966        132,913
                                                   -----------    -----------

                                                   $29,882,811    $23,795,317
                                                   -----------    -----------
                                                   -----------    -----------

 The accompanying notes are an integral part of these statements.

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       1997           1996
                                                   -----------    -----------
CURRENT LIABILITIES
  Note payable - line of credit                    $         -    $ 4,200,650
  Loan from shareholder                                      -        545,000
  Accounts payable                                   8,974,502      7,758,668
  Accrued expenses                                   3,054,740      1,156,858
  Current obligations under capital leases             293,957        329,934
  Current portion of long-term debt                    647,194      1,130,063
                                                   -----------    -----------

          Total current liabilities                 12,970,393     15,121,173

DEFERRED INCOME TAXES                                     -              -

OBLIGATIONS UNDER CAPITAL LEASES                       583,270        874,523

LINE OF CREDIT                                       6,198,631           -

NOTES PAYABLE TO RELATED PARTIES                       671,800        671,800

LONG-TERM DEBT                                         750,000        153,848

COMMITMENTS AND CONTINGENT LIABILITIES                    -              -

STOCKHOLDERS' EQUITY
  Common stock (no par value) - authorized
      20,000,000 shares; 5,805,485 and
      5,066,537 shares issued and outstanding
      at December 31, 1997 and 1996, respectively    8,235,589      6,165,977
  Paid-in capital                                      567,953        555,530
  Retained earnings (accumulated deficit)              (94,825)       252,466
                                                   -----------    -----------

          Total stockholders' equity                 8,708,717      6,973,973
                                                   -----------    -----------

                                                   $29,882,811    $23,795,317
                                                   -----------    -----------
                                                   -----------    -----------
                                  F-3

                           CET Environmental Services, Inc.
                               STATEMENTS OF OPERATIONS
                               Years ended December 31,

                                        1997           1996           1995
                                    -----------    -----------    -----------
PROJECT REVENUE                     $54,169,753    $54,918,520    $47,871,972

PROJECT COSTS
    Direct                           43,286,506     43,660,435     34,343,855
    Indirect                          5,752,064      8,175,951      7,039,432
                                    -----------    -----------    -----------
                                     49,038,570     51,836,386     41,383,287
                                    -----------    -----------    -----------
          Gross profit                5,131,183      3,082,134      6,488,685
                                    -----------    -----------    -----------

OTHER OPERATING EXPENSES (INCOME)
    Selling                           2,070,130      3,101,197      1,747,298
    General and administrative        2,937,762      3,158,707      2,064,848
    Amortization of excess of
      acquired net assets in
      excess of cost                          -              -       (337,437)
                                    -----------    -----------    -----------
                                      5,007,892      6,259,904      3,474,709
                                    -----------    -----------    -----------
          Operating income (loss)       123,291     (3,177,770)     3,013,976
                                    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
    Interest expense, net              (704,575)      (627,537)      (326,331)
    Other income (expense)              120,446       (292,998)         4,144
                                    -----------    -----------    -----------
                                       (584,129)      (920,535)      (322,187)
                                    -----------    -----------    -----------
          Income (loss) before
            taxes on income            (460,838)    (4,098,305)     2,691,789
          (Benefit) taxes on income    (113,547)      (341,855)       656,792
                                    -----------    -----------    -----------
               NET INCOME (LOSS)    $  (347,291)   $(3,756,450)   $ 2,034,997
                                    ===========    ===========    ===========
Weighted average number of
    shares outstanding                5,785,264      5,066,537      4,113,725
      Net income (loss) per
        common share                $     (0.06)   $     (0.74)   $      0.49
                                    ===========    ===========    ===========
Pro forma information (Note B)

    Historical earnings before
      income taxes                  $ 2,691,789

    Pro forma income taxes              882,538
                                    -----------
    Pro forma net income            $ 1,809,251
                                    ===========
    Pro forma net income per
      common share                        $0.44
                                    ===========

    The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997, 1996 and 1995

                                                                 RETAINED
                                  COMMON STOCK                   EARNINGS      TOTAL
                              ---------------------   PAID-IN  (ACCUMULATED STOCKHOLDERS'
                               SHARES      AMOUNT     CAPITAL    DEFICIT)      EQUITY
--------------------------    ---------  ----------  ---------  ----------   ----------
Balance at January 1, 1995    3,534,000  $   12,123  $       -  $3,399,599   $3,411,722

Distributions paid                    -           -          -    (927,101)    (927,101)

Undistributed S Corp earnings         -           -    498,579    (498,579)           -

Initial public offering of
   common stock               1,380,000   5,763,679          -           -    5,763,679

Shares issued for acquisition
   of En-Tech, Inc.              35,769     250,000          -           -      250,000

Exercise of stock purchase
   warrants by holders of sub-
   ordinated promissory notes   116,768     140,175          -           -      140,175

Issuance of stock options
   at exercise price below
   market value                       -           -     36,596           -       36,596

Net income (loss) for the year        -           -          -   2,034,997    2,034,997
                              ---------  ----------   --------  ----------  -----------
Balance at December 31, 1995  5,066,537   6,165,977    535,175   4,008,916   10,710,068
Issuance of stock options
   at exercise price below
   market value                       -           -      20,355           -       20,355

Net income (loss) for the year        -           -           -  (3,756,450)  (3,756,450)
                              ---------  ----------    --------  ----------  -----------
Balance at December 31, 1996  5,066,537   6,165,977     555,530     252,466    6,973,973

Shares issued in private
   placement                    729,248   2,035,662           -           -    2,035,662

Exercise of stock options         9,700      33,950           -           -       33,950

Issuance of stock options
   at exercise price below
   market value                       -           -      12,423           -       12,423

Net income (loss) for the year        -           -           -    (347,291)    (347,291)
                              ---------  ----------    --------  ----------- -----------
Balance at December 31, 1997  5,805,485  $8,235,589    $567,953  $  (94,825) $ 8,708,717
                              =========  ==========    ========  ==========  ===========

               The accompanying notes are an integral part of these statements.

                           CET Environmental Services, Inc.
                               STATEMENTS OF CASH FLOWS
                              Years ended December 31,

                                                      1997        1996         1995
                                                   ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $ (347,291) $(3,756,450) $ 2,034,997
   Adjustments to reconcile net income to net cash
      net cash (used in) provided by
      operating activities:
         Depreciation and amortization              1,573,085    1,252,781      761,840
         Amortization of excess of acquired
           net assets in excess of cost                  -            -        (337,437)
         Provision for bad debts                      104,010      402,683       71,441
         Deferred income taxes                           -         252,048     (250,756)
         Loss on sale of equipment                       -          13,304       18,842
         Employee stock option plan                    12,423       20,355       36,596
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts
               receivable                          (2,692,133)   5,499,747  (10,543,941)
            Increase in contracts in process       (6,687,357)    (443,372)  (3,253,311)
            Decrease (increase) in income tax
               and other receivables                1,037,665   (1,335,263)     (92,791)
            Decrease (increase) in prepaid expenses    47,686     (107,530)    (415,462)
            (Increase) decrease in inventory
               and deposits                          (421,828)      50,210     (200,163)
            Increase (decrease) in accounts payable 1,215,834      (99,156)   6,220,408
            Increase (decrease) in accrued expenses
               and income taxes                     2,199,847     (533,861)   1,665,650
                                                   -----------  ----------   ----------
                  Net cash (used in) provided by
                    operating activities           (3,958,059)   1,215,496   (4,284,087)
                                                   -----------  ----------   ----------
INVESTING ACTIVITIES:
   Purchase of equipment                             (462,947)  (1,523,418)  (2,779,478)
   Proceeds from sale of equipment                       -          65,641        1,848
   Net purchase of subsidiary                        (186,798)        -            -
                                                   -----------  ----------   ----------
   Net cash used in investing activities             (649,745)  (1,457,777)  (2,777,630)
                                                   -----------  ----------   ----------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt          1,286,476     766,751      727,254
   Payments on long-term debt                       (1,475,158)   (917,592)    (222,466)
   Payments on capital leases                         (327,230)   (348,711)    (134,185)
   Proceeds from credit line loan -
     net of payments                                 1,997,981   1,775,814    1,076,636
   Borrowings from related party trust fund               -        200,000      550,000
   Payments on related party trust fund                   -            -       (350,000)
   Proceeds from issuance of stock                  2,035,662          -      5,763,679
   Proceeds from exercise of stock options             33,950          -       (927,101)
   Proceeds from loans from shareholders                 -          545,000     357,865
   Payments on loans from shareholders               (545,000)         -       (357,865)
   Net payments from related party                     58,000      (158,010)       -

               The accompanying notes are an integral part of these statements.
                           CET Environmental Services, Inc.
                         STATEMENT OF CASH FLOWS (CONTINUED)
                               Years ended December 31,

                                                    1997        1996        1995
                                                 ----------  ----------  ----------
   Proceeds from exercise of stock
      purchase warrants                          $        -  $        -  $   12,600
   Proceeds from issuance of subordinated
      notes payable                                       -           -     690,000
   Payments on subordinated notes payable                 -    (210,625)    (80,000)
                                                 ----------  ----------  ----------
      Net cash provided by financing activities   3,064,681   1,652,627   7,106,417
                                                 ----------  ----------  ----------
         DECREASE (INCREASE) IN CASH             (1,543,123)  1,410,346      44,700
Cash at beginning of year                         1,887,001     476,655     431,955
                                                 ----------  ----------  ----------
Cash at end of year                              $  343,878  $1,887,001  $  476,655
                                                 ==========  ==========  ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year
      Interest                                   $  717,980  $  485,951  $  282,230
      Income taxes                                        -     656,900     518,757
Noncash investing and financing activities:
   Acquisition of business
      Fair value of tangible and intangible
        assets acquired                          $        -  $        -  $  500,047
      Liabilities assumed or incurred                     -           -     250,047
                                                 ----------  ----------  ----------
      Fair value of common stock paid
        as consideration                         $        -  $        -  $  250,000
                                                 ==========  ==========  ==========
   Reduction of subordinated notes payable
      as a result of the exercise of
      related stock purchase warrants            $        -  $        -  $  127,575
                                                 ==========  ==========  ==========
   Capital lease and financing obligations
      incurred for equipment                     $        -  $  683,223  $  837,000
                                                 ==========  ==========  ==========
   Conversion of remaining portion of
      related party note payable to a
      subordinated note payable                  $        -  $        -  $  200,000
                                                 ==========  ==========  ==========
   Issuance of note payable for financing of
      insurance premiums                         $  301,965  $  412,296  $        -
                                                 ==========  ==========  ==========

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

   RECLASSIFICATIONS

   Certain financial statement reclassifications have been made in 1995 and 1996 to conform with presentations used in 1997.

NOTE C -- CONTRACTS IN PROCESS

   Contracts in process consists of the following at December 31:

                                                    1997           1996
                                                -----------     ----------
         Government - EPA contracts             $ 3,801,853     $  648,973
         Non-EPA contracts                        9,542,366      6,007,889
                                                -----------     ----------
                   Total                        $13,344,219     $6,656,862
                                                ===========     ==========

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

NOTE F -- CAPITAL LEASES

   Vehicles and equipment recorded under capital leases consist of the following at December 31:
                                                     1997           1996
                                                  ----------     ----------
          Vehicles                                $1,497,407     $1,497,407
          Equipment                                  272,679        272,151
                                                  ----------     ----------
                                                   1,770,086      1,769,558
          Less accumulated depreciation             (806,148)      (465,228)
                                                  ----------     ----------
               Total                              $  963,938     $1,304,330
                                                  ==========     ==========

   The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

          1998                                              $  422,258
          1999                                                 386,060
          2000                                                 253,612
          2001                                                  29,172
                                                            ----------
          Total minimum lease payments                       1,091,102
          Less amounts representing estimated
            executory costs (taxes)                             61,585
                                                            ----------
          Net minimum lease payments                         1,029,517
          Less amount representing interest                    152,290
                                                            ----------
          Present value of net minimum lease payments       $  877,227

          Current portion                                   $  293,957
          Noncurrent portion                                   583,270
                                                            ----------
                                                            $  877,227
                                                            ==========

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

   Long-term debt consists of the following at December 31:

                                                          1997        1996
                                                       ----------  ----------
Note payable to bank, collateralized by equipment,
payable in 36 monthly installments of $2,378 including
interest at 9%, beginning December 30, 1995            $   24,007  $   49,859

Note payable to bank, collateralized by equipment,
payable in 36 monthly installments of $11,267 including
interest at 9%, beginning January 30, 1996                 118,840     246,816

Note payable to a bank, collateralized by equipment,
payable in monthly installments of $16,667 including
interest at 8.5%, due May 1, 1997                                -     450,000

Note payable to a bank collateralized by equipment, due
May 1, 1997, interest at 8.25%                                   -     124,940

Note payable for annual insurance premium, interest at
5.73%, with monthly payments of $43,531, due June 30,
1998                                                       304,347     412,296

Note payable to a bank, collateralized by equipment,
payable in monthly installments of $16,667 including
interest at 9%, balance due May 30, 1999                   950,000           -
                                                        ----------  ----------
                                                         1,397,194   1,283,911

Less current portion                                       647,194   1,130,063
                                                        ----------  ----------
                                                        $  750,000  $  153,848
                                                        ==========  ==========

Scheduled future maturities of these notes for the years ending December 31 are as follows:
                     1998                 $  647,194
                     1999                    750,000
                                          ----------
                                          $1,397,194
                                          ==========

Related party debt consists of the following at December 31:

                                                      1997         1996
                                                    --------    ----------
Loan from shareholder, uncollateralized,
due January 15, 1997, interest at 10%
(see note E)                                         $      -   $  545,000

Note payable to related party, uncollateralized,
due February 28, 1998, interest at 10%
(see note E)                                                -      200,000

Subordinated notes payable to related parties,
due February 28, 1999, interest at 10% (see
notes E and H)                                        671,800      471,800
                                                     --------   ----------
                                                      671,800    1,216,800
Less current portion                                        -      545,000
                                                     --------   ----------
                                                     $671,800   $  671,800

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

NOTE I -- TAXES ON INCOME

   The provision (benefit) for taxes on income includes the following for the year ended December 31:

                                            1997           1996
                                          ---------      ---------
          CURRENT
             Federal                      $ (20,342)     $(569,268)
             State                                -        (24,635)
                                          ---------      ---------
                                            (20,342)      (593,903)
                                          ---------      ---------
          DEFERRED
             Federal                        (79,650)       215,390
             State                          (13,555)        36,658
                                          ---------      ---------
                                            (93,205)       252,048
                                          ---------      ---------
          Total                           $(113,547)     $(341,855)
                                          =========      =========

   A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:
                                                1997          1996
                                              ---------    -----------
          Provision (benefit) for income
            taxes at statutory rate           $(180,000)   $(1,598,400)
          Change in valuation reserve           102,134      1,076,366
          Stock options                           6,900          8,142
          Other                                  13,342        172,037
          Change in prior year estimate
            of tax refund                       (55,923)             -
                                              ---------    -----------
                                              $(113,547)   $  (341,855)
                                              =========    ===========

   Deferred tax assets and liabilities consist of the following at
   December 31:
                                                1997          1996
                                            -----------    ----------
     Accrued salary expense                 $    81,900    $   85,704
     Allowance for doubtful accounts            227,000       198,661
     NOL carryforward                           907,700       870,209
     Other                                      (38,100)      (78,208)
                                            -----------    ----------
                                              1,178,500     1,076,366
     Valuation reserve                       (1,178,500)   (1,076,366)
                                            -----------     ----------

                                            $         -     $        -
                                            ===========     ==========
     Deferred tax liability
       depreciation and amortization        $         -     $  (37,282)
                                            ===========     ==========

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

   The following is a summary at December 31, 1997, of the future minimum rents due under noncancelable operating leases:

          Year ending December 31,
                  1998                           $ 475,897
                  1999                             221,975
                  2000                             178,250
                  2001                              63,792
                                                 ---------
                  Total                          $ 939,914
                                                 =========

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

   A summary of the status of the Plan follows:

                                                            Average price
                                                    Shares      per share
                                                   ---------  -------------
     Outstanding at January 1, 1995
     Granted                                         181,000      $3.50
     Exercised                                             -
     Canceled                                         (5,000)     $3.50
                                                    --------      -----
     Outstanding at December 31, 1995                176,000      $3.50
                                                    --------      -----
     Total exercisable shares at December 31, 1995    10,000      $3.50
                                                    ========      =====

     Outstanding at January 1, 1996                  176,000      $3.50
     Granted                                         150,000      $6.89
     Exercised                                             -
     Canceled                                       (112,000)     $4.83
                                                    --------      -----
     Outstanding at December 31, 1996                214,000      $5.60
                                                    --------      -----
     Total exercisable at December 31, 1996           41,600      $3.92
                                                    ========      =====
     Outstanding at January 1, 1997                  214,000      $5.60
     Granted                                          96,900      $7.00
     Exercised                                        (9,700)     $3.50
     Canceled                                        (70,400)     $9.04
                                                    --------      -----
     Outstanding at December 31, 1997                230,800      $5.10
                                                    --------      -----
     Total exercisable at December 31, 1997           80,375      $4.27
                                                    ========      =====

                                                          WEIGHTED AVERAGE
                RANGE            OPTIONS      PROCEEDS     EXERCISE PRICE
             -------------       -------      --------    ----------------
Exercisable at December 31, 1997
             $3.50 -  4.25       46,500       $162,750        $ 3.50
              4.26 -  7.00       33,375        174,885          5.24
              7.01 - 11.88          500          5,940         11.88
                                 ------       --------        ------
                                 80,375       $343,575        $ 4.27
                                 ======       ========        ======

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

NOTE O -- FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter of the year ended December 31, 1997, the Company recorded a reduction of revenue of $370,457 related to change in the estimated margin for a contract. This adjustment was considered necessary to reflect the margin actually achieved on the project.
                               F-21