Form 10-Q
period 1998-03-31
CET ENVIRONMENTAL SERVICES INC
filed 1998-05-15
CIK 944627

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended MARCH 31, 1998


                                         OR


(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

              For the transition period from  ________  to  ________.



                           Commission File Number 1-13852


                          CET ENVIRONMENTAL SERVICES, INC.
               (Exact name of registrant as specified in its charter)



             CALIFORNIA                                33-0285964
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)



7670 SOUTH VAUGHN COURT, ENGLEWOOD, COLORADO               80112
  (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code:  (303) 708-1360


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No      .
                                                               -----     -----

As of May 14, 1998, 5,809,485 shares of common stock, no par value per share, were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I
                                FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                           CET ENVIRONMENTAL SERVICES, INC.
                               CONDENSED BALANCE SHEETS

                                        ASSETS

                                                                      MARCH 31,          DECEMBER 31,
                                                                        1998                 1997
                                                                     (UNAUDITED)
                                                                     ------------        ------------
CURRENT ASSETS:
      Cash   . . . . . . . . . . . . . . . . . . . . . . . . . .     $   310,193         $   343,878

      Accounts receivable, less allowance for doubtful
      accounts of $638,638 in 1998 and $642,097 in 1997. . . . .      11,633,362          10,042,516

      Contracts in process.. . . . . . . . . . . . . . . . . . .       8,371,902          13,344,219

      Prepaid expenses and other current assets. . . . . . . . .       1,812,142           1,358,640
                                                                     -----------         -----------
            Total Current Assets . . . . . . . . . . . . . . . .      22,127,599          25,089,253

EQUIPMENT AND IMPROVEMENTS, NET. . . . . . . . . . . . . . . . .       3,640,792           3,806,364

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .       1,854,659             987,194
                                                                     -----------         -----------
                                                                     -----------         -----------
                                                                     $27,623,050         $29,882,811
                                                                     -----------         -----------
                                                                     -----------         -----------



      The accompanying notes are an integral part of these statements.

                           CET ENVIRONMENTAL SERVICES, INC.

                               CONDENSED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       MARCH 31,         DECEMBER 31,
                                                                         1998                1997
                                                                     (UNAUDITED)
                                                                     -----------         -----------
CURRENT LIABILITIES:
      Note payable-line of credit. . . . . . . . . . . . . . . .     $         -         $         -

      Other notes payable. . . . . . . . . . . . . . . . . . . .       1,171,800                   -

      Accounts payable . . . . . . . . . . . . . . . . . . . . .       7,290,487           8,974,502

      Accrued expenses . . . . . . . . . . . . . . . . . . . . .       1,732,194           3,054,740

      Current portion of long-term debt and capital
      lease obligations. . . . . . . . . . . . . . . . . . . . .         766,834             941,151
                                                                     -----------         -----------

            Total current liabilities. . . . . . . . . . . . . .      10,961,315          12,970,393

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .               -                   -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS . . . . . . . . . .       8,601,113           8,203,701

COMMITMENTS AND CONTINGENT LIABILITIES . . . . . . . . . . . . .               -                   -

STOCKHOLDERS' EQUITY

      Common stock (no par value) - authorized 20,000,000
      shares; issued and outstanding 5,809,485 and 5,805,485
      shares in 1998 and 1997, respectively. . . . . . . . . . .       8,249,589           8,235,589

      Paid-in capital. . . . . . . . . . . . . . . . . . . . . .         571,060             567,953

      Retained earnings. . . . . . . . . . . . . . . . . . . . .        (760,027)            (94,825)
                                                                     -----------         -----------

            Total stockholders' equity . . . . . . . . . . . . .       8,060,622           8,708,717
                                                                     -----------         -----------

                                                                     $27,623,050         $29,882,811
                                                                     -----------         -----------
                                                                     -----------         -----------

          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         1998                1997
                                                                     (unaudited)         (unaudited)
                                                                     -----------         -----------
PROJECT REVENUE. . . . . . . . . . . . . . . . . . . . . . . . .     $11,455,258         $ 7,517,744

PROJECT COSTS
      Direct . . . . . . . . . . . . . . . . . . . . . . . . . .       9,039,051           5,666,617
      Indirect . . . . . . . . . . . . . . . . . . . . . . . . .       1,780,619           1,811,189
                                                                     -----------         -----------
                                                                      10,819,670           7,477,806

            Gross profit . . . . . . . . . . . . . . . . . . . .         635,588              39,938

OTHER OPERATING EXPENSES (INCOME)
      Selling. . . . . . . . . . . . . . . . . . . . . . . . . .         446,651             516,335
      General and administrative . . . . . . . . . . . . . . . .         664,222             841,306
                                                                     -----------         -----------
                                                                       1,110,873           1,357,641
                                                                     -----------         -----------

            Operating  income (loss) . . . . . . . . . . . . . .        (475,285)         (1,317,703)

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . . . .        (186,083)           (142,990)
                                                                     -----------         -----------

            Income (loss) before income taxes  . . . . . . . . .        (661,368)         (1,460,693)

            Provision (credit) for income taxes. . . . . . . . .           3,835                   -
                                                                     -----------         -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .     $  (665,203)        $(1,460,693)
                                                                     -----------         -----------
                                                                     -----------         -----------

Weighted average number of shares outstanding. . . . . . . . . .       5,808,952           5,741,702
                                                                     -----------         -----------
                                                                     -----------         -----------
Net income (loss) per common share . . . . . . . . . . . . . . .     $     (0.11)        $     (0.25)
                                                                     -----------         -----------
                                                                     -----------         -----------


          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         1998                1997
                                                                     (unaudited)         (unaudited)
                                                                     -----------         -----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income . . . . . . . . . . . . . . . . . . . . . . . .     $  (665,203)        $(1,460,693)
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:


            Depreciation and amortization. . . . . . . . . . . .         387,842             335,331
            Provision for bad debts. . . . . . . . . . . . . . .          (3,459)            107,380
            Employee stock option plan . . . . . . . . . . . . .               -                   -
            Changes in operating assets and liabilities:
                 Decrease (Increase) in accounts receivable. . .      (1,587,387)           (658,759)
                 Decrease (Increase) in contracts in process . .       4,972,318           3,459,753
                 Decrease (Increase) in prepaid expenses
                 and other assets  . . . . . . . . . . . . . . .        (807,878)            351,548
                 (Decrease) Increase in accounts payable
                 and accrued expenses. . . . . . . . . . . . . .      (3,006,561)         (3,323,453)
                                                                     -----------         -----------
                 Net cash provided by (used in) operating
                 activities  . . . . . . . . . . . . . . . . . .        (710,328)         (1,188,893)
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment. . . . . . . . . . . . . . . . . . .        (222,270)            (75,856)
      Purchase of subsidiary . . . . . . . . . . . . . . . . . .        (513,089)                  -
                                                                     -----------         -----------
                 Net cash provided by (used in) operating
                 activities  . . . . . . . . . . . . . . . . . .        (735,359)            (75,856)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of subordinated and
      long-term debt . . . . . . . . . . . . . . . . . . . . . .       1,066,158             (62,491)
      Payments on long-term debt and capital lease
      obligations. . . . . . . . . . . . . . . . . . . . . . . .        (321,570)            (46,207)
      Proceeds from exercise of Employee Stock Options . . . . .          17,107               9,800
      Proceeds from Private Placement Equity Offering. . . . . .               -           2,061,242
      Proceeds from National Bank of Canada line of credit,
      net of payments. . . . . . . . . . . . . . . . . . . . . .         150,307                   -
      Principal payments (net borrowings) on Union Bank
      line of credit . . . . . . . . . . . . . . . . . . . . . .               -          (1,419,244)
      Proceeds from loans from shareholders. . . . . . . . . . .         500,000                   -
      Payments on loans from shareholders. . . . . . . . . . . .               -            (545,000)
                                                                     -----------         -----------
            Net cash provided by (used in) financing
            activities . . . . . . . . . . . . . . . . . . . . .       1,412,002              (1,900)
                                                                     -----------         -----------

      INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . .         (33,685)         (1,266,649)

      Cash at the beginning period . . . . . . . . . . . . . . .         343,878           1,887,001
                                                                     -----------         -----------

      Cash at end of period. . . . . . . . . . . . . . . . . . .     $   310,193         $   620,352
                                                                     -----------         -----------
                                                                     -----------         -----------


              The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)


NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

NOTE 2. Certain amounts have been shifted between categories on the 1997 Statement of Operations for consistent treatment with 1998. This did not result in any adjustment to net income or loss.

NOTE 3. Through May 30, 1997, the Company maintained a $6,000,000 line of credit with Union Bank of California, N.A. During the first quarter of 1997, the Company was in breach of certain loan covenants relating to the line of credit and two other equipment loans from the Bank under which, as of March 31, 1997, the Company had borrowed an aggregate of approximately $3,289,678. The Company was not in default with respect to any loan payments due to the Bank. The breached covenants related to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations.

          On May 30, 1997 the Company entered into a financing agreement with the National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of March 31, 1998, the balance owed on the new line of credit was $6,548,938 and on the equipment loan was $920,000.

          Because the Company incurred a loss in the first quarter of 1998, it is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter. The Company is not in default on any loan payments due to the Bank. Management believes it will be able to resolve any related issues with the Bank.

                  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Project revenue for the quarter ended March 31, 1998 was $11,455,258, an increase of 52.4% or $3,937,514 from $7,517,744 for the first quarter of 1997. This increase was due to a variety of factors:

     - Increased activity under the five year EPA ERRS West contract awarded in December, 1996, with an estimated value of $292 million.

     - Start-up of the EPA ERRS Region X contract awarded in September, 1997, with an estimated five year value of $42 million.

     - Continued activity on two delivery orders totaling $11 million issued in mid-1997 under a Preplaced Remedial Action Contract (PRAC) with the
          U. S. Army Corps of Engineers.

     - Continued activity on a $7 million wastewater treatment plant begun in mid-1997 for a large industrial client.

     - Increased revenues in water and wastewater treatment operations due to the acquisition of Water Quality Management Corporation (August, 1997) and H2O Construction and Maintenance, Inc. (January 1998).

In the first quarter of 1998, 40.0% of total project revenue or $4,585,808 was derived from one client, the U.S. Environmental Protection Agency.
During the first quarter of 1997, the revenue from this client was $2,791,156 or 37.1% of total project revenue.

A comparison of the first quarter of 1998 to the first quarter of 1997 showed that gross profit increased from $39,938 to $635,588. The gross profit margin increased from 0.5% to 5.6% of revenue. Direct project costs increased as a percentage of revenue to 78.9% from 75.4% for first quarter 1998 and 1997 respectively. Indirect project costs decreased slightly to $1,780,619 from $1,811,189. However, indirect costs as a percentage of revenue decreased significantly to 15.5% from 24.1%. This decrease was primarily the result of the Company's efforts to control indirect costs as revenues increase.

Selling expenses for the first quarter of 1998 decreased by $69,684 or 13.5% when compared to the first quarter of 1997 due to a more focused sales effort and the implementation of a sales commission program. Selling expense was 3.9% and 6.9% of project revenue for the first quarter of 1998 and 1997 respectively.

General and administrative expenses for the first quarter of 1998 decreased by $177,084 or 21.0% when compared to the first quarter of 1997. General and administrative expenses as a percentage of project revenue were 5.8% for the first quarter of 1998 as compared to 11.2% for the first quarter of 1997. This decrease was primarily due to decreases in insurance costs, and elimination of redundancies and other costs associated with relocating the corporate office.

Other income (expense)-net, consists primarily of interest expense which increased $34,871 or 24.9% in the first quarter of 1998 compared to the first quarter of 1997. The increase is due primarily to higher balances on the Company's line of credit.

The Company experienced a net loss for the first quarter of 1998 of $665,202, as compared with net loss of $1,460,694 for the first quarter of 1997. This improvement in operating results is due to the increase in revenues coupled with the efforts to reduce overhead.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital decreased by $952,576 from $12,118,860 at December 31, 1997 to $11,166,284 at March 31, 1998. Current assets decreased by $2,961,654 during the first three months of 1998 primarily due to a decrease in contracts in process of $4,972,317. Reduced revenues due to seasonal slowdown were largely responsible for the decrease. This decrease in contracts in process was partially offset by an increase in accounts receivable-net of $1,590,846. In addition, prepaid expenses and other current assets increased by $453,502 primarily due to additional goodwill related to the purchase of H2O Construction and Maintenance, Inc.

The decrease in current liabilities of $2,009,078 during the first three months of 1998 resulted primarily from a decrease in accounts payable of $1,684,015 and accrued expenses of $1,322,546. This was partially offset by a shift of other notes payable from long term to short term.

Equipment and improvements-net showed a decrease of $165,572 during the first three months of 1998 which was comprised of depreciation of $387,842, partially offset with new purchases of $222,270.

Through May, 1997, the Company maintained a $6,000,000 line of credit with Union Bank of California, N.A. As of March 31, 1997, the Company had borrowed an aggregate of approximately $3,289,678 under the line of credit and two other equipment loans from the Bank. At that time it was also in breach of certain covenants related to the ratio of the Company's liabilities to its tangible net worth, the maintenance of a minimum net worth, and the maintenance of profitable operations. The Company was not in default with respect to any loan payments due to the Bank.

On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional
 .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of March 31, 1998, the balance owed on the new line of credit was $6,548,938 and on the equipment loan was $920,000.

Based on the loss incurred for the quarter ended March 31, 1998, the Company is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter.
The Company is not in default on any payment provisions of the loan agreement. Management believes it will be able to resolve any related issues with the Bank.

On March 6, 1998, the Company borrowed $500,000 from a shareholder under a short term promissory note. This note carries an interest rate of 10% per annum and a maturity date of May 31, 1998.

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


                                                CET ENVIRONMENTAL SERVICES, INC.



Dated:  May 15, 1998                By:  /s/ Steven H. Davis
                                       -----------------------------------------
                                       Steven H. Davis, President



Dated:  May 15, 1998                By:  /s/ Rick C. Townsend
                                       -----------------------------------------
                                       Rick C. Townsend, Chief Financial Officer