Form 10-Q
period 1998-06-30
CET ENVIRONMENTAL SERVICES INC
filed 1998-08-14
CIK 944627

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

                     For the quarterly period ended JUNE 30, 1998


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

As of August 10, 1998, 5,809,485 shares of common stock, no par value per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       PART I
                               FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

                          CET ENVIRONMENTAL SERVICES, INC.
                              CONDENSED BALANCE SHEETS

                                       ASSETS

                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        1998          1997
                                                                                    (UNAUDITED)
                                                                                   ------------   ------------
CURRENT ASSETS:
       Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    138,370   $    343,878

       Cash in Trust Account . . . . . . . . . . . . . . . . . . . . . . . . . .      2,524,960              -

       Accounts receivable, less allowance for doubtful accounts of
       $638,638 in 1998 and $642,097 in 1997 . . . . . . . . . . . . . . . . . .     13,197,582     10,042,516

       Contracts in process. . . . . . . . . . . . . . . . . . . . . . . . . . .     11,288,207     13,344,219

       Prepaid expenses and other current assets . . . . . . . . . . . . . . . .        494,186      1,358,640
                                                                                   ------------   ------------
              Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .     27,643,305     25,089,253

EQUIPMENT AND IMPROVEMENTS, NET. . . . . . . . . . . . . . . . . . . . . . . . .      3,490,132      3,806,364

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,065,126        987,194
                                                                                   ------------   ------------
                                                                                   $ 33,198,563   $ 29,882,811
                                                                                   ------------   ------------
                                                                                   ------------   ------------


        The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                              CONDENSED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        1998          1997
                                                                                    (UNAUDITED)
                                                                                   ------------   ------------
CURRENT LIABILITIES:
       Note payable-line of credit . . . . . . . . . . . . . . . . . . . . . . .   $  7,996,568   $          -

       Other notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        755,450              -

       Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,846,202      8,974,502

       Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,822,748      3,054,740

       Shareholders' notes payable . . . . . . . . . . . . . . . . . . . . . . .      1,196,800        671,800

       Current portion of long-term debt and capital lease
       obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,147,859        941,151
                                                                                   ------------   ------------
              Total current liabilities. . . . . . . . . . . . . . . . . . . . .     21,765,627     13,642,193

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS . . . . . . . . . . . . . . . . . .      3,975,557      7,531,901

COMMITMENTS AND CONTINGENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .              -              -

STOCKHOLDERS' EQUITY

       Common stock (no par value) - authorized 20,000,000
       shares; issued and outstanding 5,809,485 and 5,805,485
       shares in 1998 and 1997, respectively . . . . . . . . . . . . . . . . . .      8,249,589      8,235,589

       Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        571,524        567,953

       Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . .     (1,363,734)       (94,825)
                                                                                   ------------   ------------
              Total stockholders' equity . . . . . . . . . . . . . . . . . . . .      7,457,379      8,708,717
                                                                                   ------------   ------------
                                                                                   $ 33,198,563   $ 29,882,811
                                                                                   ------------   ------------
                                                                                   ------------   ------------

          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
                                                                                        1998          1997
                                                                                    (unaudited)    (unaudited)
                                                                                   ------------   ------------
PROJECT REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,004,961   $ 12,593,652

PROJECT COSTS
       Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,741,891      9,671,912
       Indirect. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,789,494      1,808,926
                                                                                   ------------   ------------
                                                                                     15,531,385     11,480,838

              Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .        473,576      1,112,814

OTHER OPERATING EXPENSES
       Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        538,132        540,121
       General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        287,100        579,153
                                                                                   ------------   ------------
                                                                                        825,232      1,119,274
                                                                                   ------------   ------------

              Operating  income (loss) . . . . . . . . . . . . . . . . . . . . .       (351,656)        (6,460)

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . . . . . . . . . . . .       (251,422)       (68,906)
                                                                                   ------------   ------------
              Income (loss) before income taxes. . . . . . . . . . . . . . . . .       (603,078)       (75,366)

              Provision (credit) for income taxes. . . . . . . . . . . . . . . .            628       (114,564)
                                                                                   ------------   ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (603,706)  $     39,198
                                                                                   ------------   ------------
                                                                                   ------------   ------------
Weighted average number of shares outstanding. . . . . . . . . . . . . . . . . .      5,809,485      5,798,585
                                                                                   ------------   ------------
                                                                                   ------------   ------------
Net income (loss) per common share . . . . . . . . . . . . . . . . . . . . . . .   $      (0.10)  $       0.01
                                                                                   ------------   ------------
                                                                                   ------------   ------------

          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Six Months Ended June 30,
                                                                                   ---------------------------
                                                                                        1998          1997
                                                                                    (unaudited)    (unaudited)
                                                                                   ------------   ------------
PROJECT REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 27,460,219   $ 20,111,396

PROJECT COSTS
       Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,780,942     15,304,707
       Indirect. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,561,401      3,796,435
                                                                                   ------------   ------------
                                                                                     26,342,343     19,101,142
              Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,117,876      1,010,254

OTHER OPERATING EXPENSES
       Selling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        984,783      1,090,525
       General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        960,034      1,243,889
                                                                                   ------------   ------------
                                                                                      1,944,817      2,334,414
                                                                                   ------------   ------------
              Operating  income (loss) . . . . . . . . . . . . . . . . . . . . .       (826,941)    (1,324,160)

OTHER INCOME (EXPENSE), NET. . . . . . . . . . . . . . . . . . . . . . . . . . .       (437,505)      (211,896)
                                                                                   ------------   ------------
              Income (loss) before income taxes. . . . . . . . . . . . . . . . .     (1,264,446)    (1,536,056)

              Provision (credit) for income taxes. . . . . . . . . . . . . . . .          4,463       (114,564)
                                                                                   ------------   ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,268,909)  $ (1,421,492)
                                                                                   ------------   ------------
                                                                                   ------------   ------------
Weighted average number of shares outstanding. . . . . . . . . . . . . . . . . .      5,809,219      5,770,144
                                                                                   ------------   ------------
                                                                                   ------------   ------------
Net income (loss) per common share . . . . . . . . . . . . . . . . . . . . . . .   $      (0.22)  $      (0.25)
                                                                                   ------------   ------------
                                                                                   ------------   ------------

          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended June 30,
                                                                                     ------------------------------------------
                                                                                          1998                        1997
                                                                                       (unaudited)                 (unaudited)
                                                                                     ---------------              ------------
 INCREASE (DECREASE) IN CASH
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)............................................................  $    (1,268,909)             $ (1,421,492)
      Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:

           Depreciation and amortization...........................................          752,454                   670,867
           Provision for bad debts.................................................           (3,459)                  122,098
           Employee stock option plan..............................................                -                         -
           Changes in operating assets and liabilities:
                Decrease (Increase) in accounts receivable.........................       (3,073,515)                 (929,233)
                Decrease (Increase) in contracts in process........................        2,056,013                   274,515
                Decrease (Increase) in income taxes receivable.....................                -                   426,410
                Decrease (Increase) in prepaid expenses and other assets...........           (3,414)                  428,483
                (Decrease) Increase in accounts payable and
                 accrued expenses..................................................       (1,360,292)               (3,376,081)
                                                                                     ---------------              ------------
                Net cash provided by (used in) operating activities................       (2,901,122)               (3,804,433)
                                                                                     ---------------              ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment........................................................         (436,223)                 (101,730)
      Purchase of subsidiary.......................................................         (476,455)                        -
                                                                                     ---------------              ------------
                Net cash provided by (used in) operating activities................         (912,678)                 (101,730)
                                                                                     ---------------              ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of subordinated and long-term debt....................        2,970,687                   (25,264)
      Payments on long-term debt and capital lease obligations.....................         (127,430)                 (107,532)
      Proceeds from issuance of subordinated and short term debt...................          937,603                         -
      Payments on short term debt and capital lease obligations....................         (288,116)                        -
      Proceeds from exercise of Employee Stock Options.............................           17,571                     9,800
      Proceeds from Private Placement Equity Offering .............................                -                 2,041,874
      Proceeds from National Bank of Canada line of credit, net of payments........        1,797,937                 4,975,651
      Principal payments (net borrowings) on Union Bank line of credit.............                -                (4,200,650)
      Proceeds from loans from shareholders........................................          825,000                         -
      Payments on loans from shareholders..........................................                -                  (545,000)
                                                                                     ---------------              ------------
           Net cash provided by (used in) financing activities.....................        6,133,252                 2,148,879
                                                                                     ---------------              ------------
      INCREASE (DECREASE) IN CASH..................................................        2,319,452                (1,757,284)

      Cash at the beginning period.................................................          343,878                 1,887,001
                                                                                     ---------------              ------------
      Cash at end of period........................................................  $     2,663,330              $    129,717
                                                                                     ---------------              ------------
                                                                                     ---------------              ------------

          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (UNAUDITED)


NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

NOTE 2. Certain amounts have been reclassified between categories on the 1997 Statement of Operations for consistent treatment with 1998. This did not result in any adjustment to net income or loss.

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

          On May 30, 1997 the Company entered into a financing agreement with the National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of June 30, 1998, the balance owed on the new line of credit was $7,996,568 and on the equipment loan was $850,000.

          Because the Company incurred a loss in the second quarter of 1998, it is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter. The Company is not in default on any loan payments due to the Bank. Management believes it will be able to resolve any related issues with the Bank.

NOTE 4. On March 2, 1998, the Company's wholly-owned subsidiary, Water Quality Management Corporation (WQM), entered into a Service Agreement with the Town of Keystone, South Dakota to design, build and operate for 20 years a municipal wastewater treatment plant. In conjunction with this Agreement, on March 27, 1998, Keystone issued economic development revenue bonds totaling $2,710,000. The proceeds of this bond issue were loaned by Keystone to WQM for construction of the facility. This loan will be repaid from payments made by Keystone to WQM for wastewater treatment services provided under the Service Agreement.

NOTE 5: On July 24, 1998 the Company completed a Private Placement of 2,000 shares of 4% Convertible Preferred Stock. Net proceeds of the transaction were approximately $1,890,000, of which $950,000 is to be delivered within 10 days after effectiveness of a registration of the underlying common shares via a Form S-3 filing. The filing was declared effective on August 13, 1998.

          The preferred shares may be converted after 120 days into common shares of the Company at a 15% discount to the price of the Company's shares at the time of conversion with a maximum conversion price of $3.35. The preferred shares provide that the Company has the option to convert the preferred shares into cash rather than common shares and the preferred shares are redeemable by the Company under certain circumstances. The investors will also be issued an aggregate of 35,000 3-year warrants to purchase common shares of the Company at a price of $3.00 per share.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Project revenue for the quarter ended June 30, 1998 was $16,004,961, an increase of 27.1% from $12,593,652 for the second quarter of 1997. This increase was due to a variety of factors:

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

In the second quarter of 1998, 40.2% of total project revenue or $6,430,946 was derived from one client, the U.S. Environmental Protection Agency. During the second quarter of 1997, the revenue from this client was $6,362,369 or 50.5% of total project revenue.

A comparison of the second quarter of 1998 to the second quarter of 1997 showed that gross profit decreased from $1,112,814 to $473,576. The gross profit margin decreased from 8.8% to 3.0% of revenue. This was due primarily to cost overruns incurred on one project in the State of Washington. The net effect of this project on the results for the second quarter of 1998 was a negative margin of $729,419 or 4.6% of revenue. Direct project costs increased as a percentage of revenue to 85.9% from 76.8% for second quarter 1998 and 1997 respectively. Indirect project costs decreased slightly to $1,789,494 from $1,808,926. However, indirect costs as a percentage of revenue decreased significantly to 11.2% from 14.4%. This decrease was primarily the result of the Company's efforts to control indirect costs as revenues increase.

Selling expenses for the second quarter of 1998 were comparable to 1997 at $538,132 and $540,121 respectively. However, selling expense decreased to 3.4% of revenue from 4.3% for the second quarter of 1998 and 1997 respectively. This was due to a more focused sales effort and the implementation of a sales commission program.

General and administrative expenses for the second quarter of 1998 decreased by $292,053 or 50.4% when compared to the second quarter of 1997. General and administrative expenses as a percentage of project revenue were 1.8% for 1998 as compared to 4.6% for 1997. This decrease was primarily due to decreases in insurance costs and fringe benefits.

Other income (expense)-net, consists primarily of interest expense which increased $182,516 in the second quarter of 1998 compared to the second quarter of 1997. The increase is due primarily to higher balances on the Company's line of credit.

The Company experienced a net loss for the second quarter of 1998 of $603,706, as compared with net profit of $39,198 for the second quarter of 1997. This decline in operating results was due primarily to the impact of the cost overruns on the project described above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Project revenue for the six months ended June 30, 1998 was $27,460,219, an increase of 36.5% or $7,348,823 from $20,111,396 for the first six months of 1997. This increase was due to a variety of factors:

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

In the first six months of 1998, 40.1% of total project revenue or $11,016,754 was derived from one client, the U.S. Environmental Protection Agency. During the first six months of 1997, the revenue from this client was $9,152,979 or 45.5% of total project revenue.

A comparison of the first six months of 1998 to the first six months of 1997 showed that gross profit increased from $1,101,025 to $1,117,876. The gross profit margin decreased from 5.0% to 4.1% of revenue. Direct project costs increased as a percentage of revenue to 83.0% from 76.1% for first six months 1998 and 1997 respectively. This was due in part to the cost overruns on the project in Washington. Indirect project costs decreased slightly to $3,561,401 from $3,796,435. Indirect costs as a percentage of revenue decreased significantly to 13.0% from 18.9%. This decrease was primarily the result of the Company's efforts to control indirect costs as revenues increase.

Selling expenses for the first six months of 1998 decreased by $105,742 or 9.7% when compared to the first six months of 1997 due to a more focused sales effort and the implementation of a sales commission program. Selling expense was 3.6% and 5.4% of project revenue for the first six months of 1998 and 1997 respectively.

General and administrative expenses for the first six months of 1998 decreased by $283,855 or 22.8% when compared to the first six months of 1997. General and administrative expenses as a percentage of project revenue were 3.5% for the first six months of 1998 as compared to 6.2% for the first six months of 1997. This decrease was primarily due to decreases in insurance costs, fringe benefits and elimination of redundancies and other costs associated with relocating the corporate office.

Other income (expense)-net, consists primarily of interest expense which increased $225,609 in the first six months of 1998 compared to the first six months of 1997. The increase is due primarily to higher balances on the Company's line of credit.

The Company experienced a net loss for the first six months of 1998 of $1,268,909, as compared with net loss of $1,421,492 for the first six months of 1997. The loss in 1998 was attributable to reduced project margins, particularly on the Washington project. In comparison to 1997, this was offset by higher revenues and reduced overhead.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $5,569,382 from $11,447,060 at December 31, 1997 to $5,877,678 at June 30, 1998. Current assets increased by $2,554,052 during the first six months of 1998 primarily due to a increase in accounts receivable-net of $3,155,066, offset by a decrease caused by the reclassification of the Letter of Credit at National Bank of Canada to short term from long term and a decrease in contracts in process of $1,231,992. In addition, prepaid expenses and other current assets decreased by $864,454 primarily due to amortization of the prepaid insurance and the reclassification of goodwill from short term to other assets.

The increase in current liabilities of $8,123,434 during the first six months of 1998 resulted primarily from a shift of the Letter of Credit from long term to short term.

Equipment and improvements-net showed a decrease of $316,232 during the first six months of 1998 which was comprised mainly of depreciation.

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

On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of June 30, 1998, the balance owed on the new line of credit was $7,996,568 and on the equipment loan was $850,000.

Based on the loss incurred for the quarter ended June 30, 1998, the Company is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter. The Company is not in default on any payment provisions of the loan agreement. Management believes it will be able to resolve any related issues with the Bank.

On March 6, 1998, the Company borrowed $500,000 and on June 25, 1998 the Company borrowed $325,000 from shareholders under short term promissory notes. These notes carry an interest rate of 10% per annum.

In July 1998, the Company sold 2,000 shares of its 4% Convertible Preferred Stock for which it will receive approximately $1,890,000 in net proceeds. During July 1998, the Company received $940,000 of this amount, and the remaining $950,000 is expected to be received by August 24, 1998.

Management believes that funds provided from the preferred stock offering, operations and the short term line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

                                      PART II
                                 OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual shareholders meeting held on June 2, 1998, the following matters were voted affirmatively:

     a) Election of the following directors to serve until the next annual shareholders meeting:

                 --------------------------------------------
                      NOMINEE               FOR      WITHHELD
                 --------------------------------------------
                 Craig C. Barto          3,971,926     13,946
                 --------------------------------------------
                 Douglas W. Cotton       3,930,726     55,146
                 --------------------------------------------
                 Steven H. Davis         3,940,986     44,886
                 --------------------------------------------
                 Robert S. Taylor        3,237,672     44,646
                 --------------------------------------------
                 Rick C. Townsend        3,946,326     39,546
                 --------------------------------------------

     b) Confirmation of Grant Thornton LLP as the Company's outside auditors for fiscal year 1998.

                 --------------------------------------------
                         FOR          AGAINST   ABSTENTIONS
                 --------------------------------------------
                      3,924,781       57,741       3,350
                 --------------------------------------------

     c) Approval to amend the Articles of Incorporation of the Company to authorize the issuance of up to 5,000,000 shares of no par value preferred stock and to allow the Board of Directors to determine the designations, preferences, limitations and relative rights of any such preferred stock issued.

                 ------------------------------------------------
                                                         BROKER
                      FOR       AGAINST   ABSTENTIONS   NON-VOTES
                 ------------------------------------------------
                   3,644,428    108,320      8,150      1,406,613
                 ------------------------------------------------

ITEM 5.  OTHER INFORMATION

On March 2, 1998, the Company's wholly-owned subsidiary, Water Quality Management Corporation (WQM), entered into a Service Agreement with the Town of Keystone, South Dakota to design, build and operate for 20 years a municipal wastewater treatment plant. In conjunction with this Agreement, on March 27, 1998, Keystone issued economic development revenue bonds totaling $2,710,000. The proceeds of this bond issue were loaned by Keystone to WQM for construction of the facility. This loan will be repaid from payments made by Keystone to WQM for wastewater treatment services provided under the Service Agreement.

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


                                       CET ENVIRONMENTAL SERVICES, INC.


Dated:  August 12, 1998                By:  /S/ STEVEN H. DAVIS
                                       -----------------------------------------
                                       Steven H. Davis, President


Dated:  August 12, 1998                By:  /S/ RICK C. TOWNSEND
                                       -----------------------------------------
                                       Rick C. Townsend, Chief Financial Officer