Form 10-Q
period 1998-09-30
CET ENVIRONMENTAL SERVICES INC
filed 1998-11-16
CIK 944627

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended SEPTEMBER 30, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

As of November 12, 1998, 5,809,485 shares of common stock, no par value per share, were outstanding.

                                        PART I
                                FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                           CET ENVIRONMENTAL SERVICES, INC.
                               CONDENSED BALANCE SHEETS

                                        ASSETS


                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                1998                  1997
                                                             (UNAUDITED)
                                                             -------------         ------------
CURRENT ASSETS:
     Cash................................................    $    215,374          $    343,878

     Cash in Trust Account...............................       4,623,823                     -

     Accounts receivable, less allowance for doubtful
     accounts of $638,638 in 1998 and $642,097 in 1997...      14,237,629            10,042,516

     Contracts in process................................       8,734,814            13,344,219

     Prepaid expenses and other current assets...........       1,131,193             1,358,640
                                                             ------------          ------------
          Total Current Assets...........................      28,942,833            25,089,253

EQUIPMENT AND IMPROVEMENTS, NET..........................       4,015,547             3,806,364

OTHER ASSETS.............................................       2,467,524               987,194
                                                             ------------          ------------
                                                             $ 35,425,904          $ 29,882,811
                                                             ------------          ------------
                                                             ------------          ------------


          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                              CONDENSED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1998           1997
                                                            (UNAUDITED)
                                                           ------------    ------------

CURRENT LIABILITIES:
     Note payable-line of credit.......................    $ 6,967,087     $        --

     Other notes payable...............................      4,067,411              --

     Accounts payable..................................     10,728,635       8,974,502

     Accrued expenses..................................      1,985,111       3,054,740

     Shareholders' notes payable.......................        671,800         671,800

     Current portion of long-term debt and capital
     lease obligations.................................        403,039         941,151
                                                           ------------    ------------
          Total current liabilities....................     24,823,083      13,642,193

DEFERRED INCOME TAXES..................................             --              --

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS...........      3,859,536       7,531,901

COMMITMENTS AND CONTINGENT LIABILITIES.................             --              --

STOCKHOLDERS' EQUITY

     Common stock (no par value) - authorized
     20,000,000 shares; issued and outstanding
     5,809,485 and 5,805,485 shares in 1998 and
     1997, respectively................................      8,249,589       8,235,589

     4% convertible preferred stock ($1,000 stated
     value) - authorized 2,000 shares, issued and
     outstanding 2,000 and 0 shares in 1998 and 1997,
     respectively......................................      1,890,000              --

     Paid-in capital...................................        563,858         567,953

     Retained earnings (deficit).......................     (3,960,162)        (94,825)
                                                           ------------    ------------
          Total stockholders' equity...................      6,743,285       8,708,717
                                                           ------------    ------------
                                                           $35,425,904     $29,882,811
                                                           ------------    ------------
                                                           ------------    ------------


          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF OPERATIONS


                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                             1998               1997
                                                          (unaudited)        (unaudited)
                                                         -------------      -------------
PROJECT REVENUE........................................   $17,125,007        $14,777,195

PROJECT COSTS
     Direct............................................    16,364,374         11,366,959
     Indirect..........................................     1,970,922          1,687,247
                                                         -------------      -------------
                                                           18,335,296         13,054,206

          Gross profit (loss)..........................    (1,210,289)         1,722,989

OTHER OPERATING EXPENSES
     Selling...........................................       452,401            387,612
     General and administrative........................       584,737            570,881
                                                         -------------      -------------
                                                            1,037,138            958,493
                                                         -------------      -------------

          Operating income (loss)......................    (2,247,427)           764,496

OTHER INCOME (EXPENSE), NET............................      (356,133)          (191,643)
                                                         -------------      -------------

          Income (loss) before income taxes............    (2,603,560)           572,853

          Provision (credit) for income taxes..........            --              1,017
                                                         -------------      -------------

NET INCOME (LOSS)......................................   $(2,603,560)       $   571,836
                                                         -------------      -------------
                                                         -------------      -------------

Weighted average number of shares outstanding..........     5,809,485          5,798,585
                                                         -------------      -------------
                                                         -------------      -------------
Net income (loss) per common share.....................   $      (.45)       $      0.10
                                                         -------------      -------------
                                                         -------------      -------------


          The accompanying notes are an integral part of these statements.

                          CET ENVIRONMENTAL SERVICES, INC.

                         CONDENSED STATEMENTS OF OPERATIONS

                                                         Nine Months Ended September 30,
                                                         ------------------------------
                                                              1998            1997
                                                          (unaudited)      (unaudited)
                                                         -------------    -------------
PROJECT REVENUE.......................................     $44,585,226    $34,888,591

PROJECT COSTS
     Direct...........................................      39,138,183     26,651,504
     Indirect.........................................       5,532,324      5,506,222
                                                         -------------    -------------
                                                            44,670,507     32,157,726

          Gross profit (loss).........................         (85,281)     2,730,865

OTHER OPERATING EXPENSES
     Selling..........................................       1,437,184      1,476,286
     General and administrative.......................       1,544,770      1,814,243
                                                         -------------    -------------
                                                             2,981,954      3,290,529
                                                         -------------    -------------

          Operating  income (loss)....................      (3,067,235)      (559,664)

OTHER INCOME (EXPENSE), NET...........................        (798,102)      (403,539)
                                                         -------------    -------------

          Income (loss) before income taxes...........      (3,865,337)      (963,203)

          Provision (credit) for income taxes.........              --       (113,547)
                                                         -------------    -------------

NET INCOME (LOSS).....................................     $(3,865,337)   $  (849,656)
                                                         -------------    -------------
                                                         -------------    -------------

Weighted average number of shares outstanding.........       5,809,307      5,779,624
                                                         -------------    -------------
                                                         -------------    -------------
Net income (loss) per common share....................     $      (.67)   $     (0.15)
                                                         -------------    -------------
                                                         -------------    -------------


       The accompanying notes are an integral part of these statements.

                      CET ENVIRONMENTAL SERVICES, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    1998             1997
                                                                                (unaudited)       (unaudited)
                                                                               -------------      ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss).....................................................     $(3,865,337)      $  (849,656)
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:

          Depreciation and amortization....................................       1,148,600         1,120,720
          Provision for bad debts..........................................          (3,459)          (13,087)
          Employee stock option plan.......................................              --                --
          Changes in operating assets and liabilities:
               Decrease (Increase) in accounts receivable..................      (4,191,654)       (1,683,916)
               Decrease (Increase) in contracts in process.................       4,609,405        (2,315,468)
               Decrease (Increase) in income taxes receivable..............              --         1,220,120
               Decrease (Increase) in prepaid expenses and other assets....          38,945          (497,863)
               (Decrease) Increase in accounts payable and
                accrued expenses...........................................      (1,232,180)          (26,272)
                                                                               -------------      ------------

               Net cash provided by (used in) operating activities.........      (3,495,680)       (3,045,422)
                                                                               -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment.................................................      (1,250,780)         (350,573)
     Purchase of subsidiary................................................        (690,998)         (174,878)
                                                                               -------------      ------------
               Net cash provided by (used in) operating activities.........      (1,941,778)         (525,451)
                                                                               -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subordinated and long-term debt.............       7,114,578         1,038,312
     Payments on long-term debt and capital lease obligations..............        (394,528)         (878,801)
     Proceeds from exercise of Employee Stock Options......................          17,571             9,800
     Proceeds from Private Placement Equity Offering.......................       1,890,000         2,041,875
     Proceeds from National Bank of Canada line of credit, net
       of payments.........................................................         780,156         4,594,078
     Principal payments (net borrowings) on Union Bank line of credit......              --        (4,200,650)
     Proceeds from loans from shareholders.................................         825,000                --
     Payments on loans from shareholders...................................        (300,000)         (545,000)
                                                                               -------------      ------------
          Net cash provided by (used in) financing activities..............       9,932,777         2,059,614
                                                                               -------------      ------------

     INCREASE (DECREASE) IN CASH...........................................       4,495,319        (1,511,259)

     Cash at the beginning period..........................................         343,878         1,887,001
                                                                               -------------      ------------

     Cash at end of period.................................................     $ 4,839,197       $   375,742
                                                                               -------------      ------------
                                                                               -------------      ------------


       The accompanying notes are an integral part of these statements.

                           CET ENVIRONMENTAL SERVICES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1998
                                     (UNAUDITED)

NOTE 1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

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

        On May 30, 1997 the Company entered into a financing agreement with the National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of September 30, 1998, the balance owed on the new line of credit was $6,967,087 and on the equipment loan was $800,000.

        Because the Company incurred a loss in the third quarter of 1998, it is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter. The Company is not in default on any loan payments due to the Bank. Management believes it will be able to resolve any related issues with the Bank.

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

NOTE 5: On July 24, 1998 the Company completed a Private Placement of 2,000 shares of 4% Convertible Preferred Stock. Net proceeds of the transaction were $1,890,000. The filing was declared effective on August 13, 1998.

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

NOTE 6: On August 1, 1998, the Company's wholly-owned subsidiary, Water Quality Management Corporation (WQM), entered into various agreements with the Town of Cactus, Texas to design, build and operate a municipal wastewater treatment plant. In addition, WQM is providing interim financing in the amount of $3,250,000 to the City of Cactus for initial engineering and construction and the purchase of required land.
        Funding for the interim financing was provided through a corporate bond issued by WQM and secured by a corporate guarantee from Monfort, Inc., one of the major industrial users in the community. The interim financing will be replaced by long-term financing established by the City of Cactus before August 1999.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Project revenue for the quarter ended September 30, 1998 was $17,125,007, an increase of 15.9% from $14,777,195 for the third quarter of 1997. This increase was due to a variety of factors:

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

In the third quarter of 1998, 51.2% of total project revenue or $8,760,061 was derived from one client, the U.S. Environmental Protection Agency.
During the third quarter of 1997, the revenue from this client was $7,095,742 or 48.0% of total project revenue.

A comparison of the third quarter of 1998 to the third quarter of 1997 showed that gross profit decreased from a gain of $1,722,989 to a loss of $1,210,289. The gross profit margin decreased from 11.7% to (7.1)% of revenue. This was due primarily to cost overruns incurred on one project in the State of Kansas. The net effect of this project on the results for the third quarter of 1998 was a negative margin of $928,079 or 5.4% of revenue. Direct project costs increased as a percentage of revenue to 95.6% from 76.9% for third quarter 1998 and 1997 respectively. Indirect project costs increased to $1,970,922 or 11.5% of revenue from $1,687,247 or 11.4% of revenue.

Selling expenses for the third quarter of 1998 increased as compared to 1997 from $387,612 to $452,401. However, selling expense remained steady as a percent of revenue at 2.6%. This was due to a more focused sales effort and the implementation of a sales commission program.

General and administrative expenses for the third quarter of 1998 increased slightly from $570,881to $584,737. General and administrative expenses as a percentage of project revenue were 3.4% for 1998 as compared to 3.9% for 1997.

Other income (expense)-net, consists primarily of interest expense which increased $164,490 in the third quarter of 1998 compared to the third quarter of 1997. The increase is due primarily to higher balances on the Company's line of credit.

The Company experienced a net loss for the third quarter of 1998 of $2,603,560, as compared with net profit of $571,836 for the third quarter of 1997. This decline in operating results was due primarily to the impact of the cost overruns described above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Project revenue for the nine months ended September 30, 1998 was $44,585,226, an increase of 27.8% or $9,696,635 from $34,888,591 for the first nine months of 1997. This increase was due to a variety of factors:

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

In the first nine months of 1998, 44.4% of total project revenue or $19,784,144 was derived from one client, the U.S. Environmental Protection Agency. During the first nine months of 1997, the revenue from this client was $16,248,721 or 46.6% of total project revenue.

A comparison of the first nine months of 1998 to the first nine months of 1997 showed that gross profit decreased from a profit of $2,730,865 to a loss of $85,281. The gross profit margin decreased from 7.8% to (.2)% of revenue. Direct project costs increased as a percentage of revenue to 87.8% from 76.4% for first nine months 1998 and 1997 respectively. This was due in part to the cost overruns on the projects in Washington and Kansas. Indirect project costs increased slightly to $5,532,324 from $5,506,222. Indirect costs as a percentage of revenue decreased significantly to 12.4% from 15.8%. This decrease was primarily the result of the Company's efforts to control indirect costs as revenues increase.

Selling expenses for the first nine months of 1998 decreased by $39,102 or 2.7% of revenue when compared to the first nine months of 1997 due to a more focused sales effort and the implementation of a sales commission program. Selling expense was 3.2% and 4.2% of project revenue for the first nine months of 1998 and 1997 respectively.

General and administrative expenses for the first nine months of 1998 decreased by $269,473 or 14.9% of revenue when compared to the first nine months of 1997. General and administrative expenses as a percentage of project revenue were 3.5% for the first nine months of 1998 as compared to 5.2% for the first nine months of 1997. This decrease was primarily due to decreases in insurance costs, fringe benefits and elimination of redundancies and other costs associated with relocating the corporate office.

Other income (expense)-net, consists primarily of interest expense which increased $394,563 in the first nine months of 1998 compared to the first nine months of 1997. The increase is due primarily to higher balances on the Company's line of credit.

The Company experienced a net loss for the first nine months of 1998 of $3,865,337, as compared with net loss of $849,656 for the first nine months of 1997. The loss in 1998 was attributable to reduced project margins, particularly on projects in Washington and Kansas. In comparison to 1997, this was offset by higher revenues and reduced overhead.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $7,327,310 from $11,447,060 at December 31, 1997 to $4,119,750 at September 30, 1998. Current assets increased by $3,853,580 during the first nine months of 1998 primarily due to a increase in accounts receivable-net of $4,195,113, an increase in cash in trust accounts of $4,623,823, offset by a decrease in contracts in process of $4,609,504.

The increase in current liabilities of $11,180,890 during the first nine months of 1998 resulted primarily from a shift of the Letter of Credit from long term to short term and an increase in other notes payable of $4,067,411.

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

On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9,000,000 based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1,000,000. The $9,000,000 line provides that up to $1,000,000 can be used for capital expenditures. Interest is payable monthly at the Bank's Reference Rate plus .25%. This rate may be adjusted up or down an additional .25% depending upon the Company's profitability. Upon execution of the new loan agreement, proceeds of $3,108,390 were used to pay off all outstanding indebtedness to Union Bank. As of September 30, 1998, the balance owed on the new line of credit was $6,967,087 and on the equipment loan was $800,000.

Based on the loss incurred for the quarter ended September 30, 1998, the Company is in breach of loan covenants requiring the Company to breakeven and to maintain a certain ratio between operating income and interest expense in each quarter. The Company is not in default on any payment provisions of the loan agreement. Management believes it will be able to resolve any related issues with the Bank.

On March 6, 1998, the Company borrowed $500,000 and on June 25, 1998 the Company borrowed $325,000 from shareholders under short term promissory notes. These notes have been paid in full as of September 30, 1998.

In July 1998, the Company sold 2,000 shares of its 4% Convertible Preferred Stock for which it received $1,890,000 in net proceeds.

Management believes that funds provided from the preferred stock offering, operations and the short term line of credit will be sufficient to fund the Company's immediate needs for working capital. Management anticipates that capital expenditures in the foreseeable future will be minimal and funded from working capital or the Company's equipment line, and any leases will be short term.

YEAR 2000 COMPLIANCE

The Company has determined that its current accounting system is not Year 2000 compliant and is evaluating alternatives at the current time. Prior to year-end 1998, the Company expects to make a final decision as to hardware and software purchases with an implementation schedule and commitments from the suppliers that we will be fully operational by June 30, 1999. The estimated cost for this conversion is $400,000 to $500,000.

The Company may also be vulnerable to the failure of other companies to be Year 2000 compliant. The Company has just recently commenced its assessment of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company is evaluating its vendors and suppliers to determine if there would be a material effect on the Company's business if they do not timely become Year 2000 compliant. The same analysis is being made for significant customers. Of particular concern is the daily tracking system provided by the EPA that is crucial to the Company's billing effort for the EPA contract. The Company intends to initiate formal communications with all of its significant vendors and customers with respect to such persons' Year 2000 compliance programs and status in the fourth quarter of 1998. The Company has not yet initiated formal contingency planning processes to mitigate the risk to the Company if any vendors or customers are not prepared for the Year 2000, but the Company intends to complete this process by June 30, 1999.

Although the Company expects its internal systems to be Year 2000 compliant, the failure of any of its significant vendors or customers to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. Again, the EPA tracking and billing effort is of particular concern. Due to the general uncertainly inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties which the Company relies on, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, but the Company believes that with the implementation of its new computer system and completion of its assessment of its vendors and customers, the possibility of significant interruptions of normal operations should be reduced.

                                       PART II
                                  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES

In July 1998, the Company issued an aggregate of 2,000 shares of its 4% Convertible Preferred Stock to three accredited investors for $2,000,000 in cash. In connection with this sale, the Company paid a commission of $100,000 to Trinity Capital Advisors, Inc., and agreed to issue 2,000 shares of its Common Stock to Trinity Capital Advisors, Inc. as additional compensation. In connection with these sales, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D under the Act. The shares of 4% Convertible Preferred Stock were offered for investment purposes, and the transfer of the securities was restricted by the Company. The Company filed a Form D with the Securities and Exchange Commission with respect to this offering.

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

Rick C. Townsend, Executive Vice President, Chief Financial Officer and Secretary, resigned as an officer of CET Environmental Services, Inc. and as a director effective August 18, 1998. A replacement for the Corporate officer positions and the vacancy on the Board of Directors has not yet been selected.

On August 1, 1998, the Company's wholly-owned subsidiary, Water Quality Management Corporation (WQM),entered into various agreements with the Town of Cactus, Texas to design, build and operate a municipal wastewater treatment plant. In addition, WQM is providing interim financing in the amount of $3,250,000 to the City of Cactus for initial engineering and construction and the purchase of required land. Funding for the interim financing was provided through a corporate bond issued by WQM and secured by a corporate guarantee from Monfort, Inc., one of the major industrial users in the community. The interim financing will be replaced by long-term financing established by the City of Cactus before August 1999.

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

                                     CET ENVIRONMENTAL SERVICES, INC.



Dated:  November 13, 1998            By: /s/ STEVEN H. DAVIS
                                         -------------------------------
                                         Steven H. Davis, President
                                         (Chief Executive and Financial Officer)