Form 10-K
period 1998-12-31
CET ENVIRONMENTAL SERVICES INC
filed 1999-04-15
CIK 944627

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998
                            Commission File No. 1-13852



                          CET ENVIRONMENTAL SERVICES, INC.
               (Exact Name of Registrant as Specified in its Charter)


         CALIFORNIA                                  33-0285964
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


            7670 SOUTH VAUGHN COURT, STE. 130, ENGLEWOOD, COLORADO  80112
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

                                   Yes X    No _

As of March 19, 1999, 6.3 million shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $5.0 million.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                        DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                        PART I

ITEM 1.  BUSINESS.

THE COMPANY

     The Company was incorporated in February 1988 under the name "Thorne Environmental, Inc." to conduct business in environmental consulting, engineering, remediation, and construction. The Company's initial growth resulted from its successful performance of emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government. The Company has since developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North America and the Trust Territory of the Pacific Islands. The Company was purchased by its existing majority shareholders in November 1991, and for the last seven years has engaged in a program of expansion through internal client development and add-on contracts, the acquisition of personnel and assets in desirable geographic locations, and the acquisition of smaller companies involved with target growth technologies. The Company has built a backlog in excess of $360 million of government work through the award of several multi-year contracts with the Environmental Protection Agency, the Department of Defense, and the Department of Transportation. The Company has achieved and maintains a balance between its commercial and government sector business through an aggressive industrial marketing strategy. To date, the Company has performed remediation services for both public and private sector customers at more than 2,000 sites.

     The Company's strategy has been to distinguish itself in the market by providing full-service environmental contracting, industrial water and wastewater treatment, and emergency response services. Through several major government contracts and a diversified commercial client base, the Company provides turnkey waste management for a complete range of water, soil, and air pollution issues. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, thermal desorption, soil washing, and groundwater remediation systems. The Company also offers a variety of services in support of municipal and industrial water and wastewater treatment, military base closures, and other operations with significant environmental components. The Company believes it has gained a solid reputation for promptly providing cost-effective and innovative remediation and treatment solutions.

     In November 1996, the Company relocated its corporate headquarters to Englewood, Colorado from Tustin, California to be more centrally located for its expanding business. The Company also maintains offices in Tustin, California; Richmond, California; Sacramento, California; Edmonds, Washington; Denver, Colorado; Pasadena, Texas; San Antonio, Texas; New Orleans, Louisiana; Jackson, Mississippi; and Mobile, Alabama.

     In July 1995, the Company completed an initial public offering of 1.2 million shares of its Common Stock, and in August 1995, sold an additional
0.2 million shares pursuant to an overallotment option. The net proceeds to the Company from the public offering were approximately $5.8 million. Concurrent with the IPO, the Company became listed on the American Stock Exchange under the symbol "ENV."

     In December 1996, the Company commenced a Private Placement Offering of Common Stock. This offering was completed in January 1997, and resulted in the issuance of 0.7 million shares with net proceeds to the Company totaling $2.0 million. The Common Stock sold via this offering was registered for resale in a Form S-3 Registration Statement which became effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

     In August 1997, the Company acquired all of the outstanding stock of Water Quality Management Corporation, a Colorado corporation ("WQM"), in a cash transaction. WQM is engaged in the operation and maintenance of municipal and industrial water and wastewater treatment facilities. WQM was operated as a wholly owned subsidiary of the Company.

     In January 1998, the Company acquired all of the outstanding stock of H2O Construction and Maintenance, Inc. a Colorado corporation ("H2O"), for cash and notes. H2O is engaged in the construction, operation and maintenance of water and wastewater treatment, collection and distribution facilities. H2O provides services to both public and private sector clients.
 As a result of the purchase, H20 was merged with WQM, a wholly owned subsidiary of the Company.

     In July 1998, the Company engaged Sanders Morris Mundy of Houston, Texas to assist in maximizing shareholder value by exploring acquisition and divestiture strategies.

     In August 1998, the Company completed a private financing, raising $1.9 million of net proceeds in a placement of convertible preferred stock and warrants. The preferred shares could be converted into shares of the Company's Common Stock at a 15 percent discount to the price of the Common Stock at the time of conversion with a maximum conversion price of $3.35. Three-year warrants to purchase an aggregate of 35,000 shares of the Company's Common Stock at a price of $3.00 per share were also issued. Through January 1999, a total of 430 shares of the preferred securities were converted into 472,803 shares of Common Stock by the holders. The Common Stock issued upon conversion was registered for resale in a Form S-3 Registration Statement which became effective August 13, 1998. In January 1999, the Company negotiated to redeem the remaining 1,570 preferred shares for $1.9 million in cash.

     In December 1998, the Company sold all of the outstanding stock of WQM and H2O for $12.5 million in cash to AquaSource Services and Technologies, Inc. In addition to the $12.5 million in cash, additional consideration may be paid in 1999 based on the final audit of working capital levels. The Company received $11.3 million of the consideration at the date of purchase with the remaining consideration due ninety days after closing. At December 31, 1998, $2.6 million is included in accounts receivable as the remaining consideration.

THE ENVIRONMENTAL INDUSTRY

     Various analysts have recently estimated that the total United States environmental services industry generates revenues of $180-200 billion per year. ENVIRONMENTAL BUSINESS JOURNAL has indicated that the remediation industry accounted for approximately $6.1 billion of revenue in 1998. Driven largely by legislation passed during the late 1970's and early 1980's in response to widespread public concern regarding clean air and water, the environmental services business has expanded rapidly during the past decade. The Company is involved primarily in the remediation segment of the industry, which is focused on cleanup of existing environmental problems.

     Arising in response to the 1980 CERCLA ("Superfund") legislation, the remediation services business grew quickly. A study by the Waste Management and Education Research and Educational Institute at the University of Tennessee, Knoxville, has estimated the total cost of cleaning up America's worst hazardous toxic waste sites as high as $750 billion in 1990 dollars. This revenue is divided among six major regulation-driven sectors, including Superfund (federally funded) programs, state-funded programs, federal facilities programs (primarily Department of Energy and Department of Defense), UST removals, private remediation programs, and hazardous waste management facility corrective actions. Federal facilities cleanup programs have become an increasingly important sector of the business as a result of active military base and other facility closures.

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

     The remediation business consists of three phases: site assessment, remediation program design, and the actual site remediation. The first phase is largely investigative and can involve substantial chemical analysis to understand the nature and extent of the problem. The design phase involves detailed engineering to develop the optimal solution for cleaning the site. The third phase is the true implementation of the site remediation plan and involves various onsite treatment procedures for contaminated materials or the excavation and containment or offsite transportation of toxic materials. The Company provides an extensive full-service offering in all phases of contaminated site remediation.

     Innovative onsite remediation technologies are in high demand to provide an alternative to offsite disposal of hazardous waste. These technologies have been provided to various Company clients in order to minimize and/or eliminate our clients' cradle-to-grave liability. Onsite technologies such as bioremediation, bioventing, vapor extraction, gas/air sparging, low-temperature thermal desorption, chemical fixation, and soil washing are gaining wide-spread regulatory acceptance. The Company strives to use these remediation techniques more efficiently than its competitors.

     Responding to emergency spills or leaks of contaminants by petroleum and chemical companies, by state or federal agencies, or commercial treaters and haulers of hazardous materials is another important segment of the environmental remediation services industry. Emergency situations can involve the use of various containment and treatment techniques. Providers of these services must be able to handle these sorts of problems on a stand-by basis, due to public concerns and publicity regarding hazardous material spills. The federal government routinely contracts with private parties to maintain fast response capabilities to deal with these sorts of problems. The Company has also marketed to transporters, primarily rail carriers, in this market.

     Regulatory pressures are driving industrial firms to construct or upgrade wastewater treatment and pre-treatments facilities. In addition, the need for ultrapure water in the power, mining, semiconductor, pharmaceutical, food processing, and other industries is expected to double over the next 6 years. Because design, construction, operation, and compliance reporting for water and wastewater treatment systems are complex and not part of their core business, more industrial firms are outsourcing for these services.

ORGANIZATION OF THE COMPANY

     The Company is organized into three primary business lines:   industrial
services, which includes facility cleaning, operation, maintenance, construction, closures, and emergency response; environmental remediation; and government programs. This is overlaid with a geographic structure in which each office is able to provide manpower and equipment to support projects in each of the business lines.

     The Company uses the following resources to provide turnkey services to its customers:

     - Registered engineers, geologists, and environmental scientists for performing investigations and remediation feasibility studies.

     - In-house laboratory facilities for evaluating water treatment techniques, numerous remedial technologies, monitoring ongoing projects, and accelerating remediation.

     - Engineers, scientists, and construction managers to design remediation and water/wastewater treatment systems from the conceptual stage through final design.

     - Manpower and equipment for performing site preparation such as excavation, grading, berming and hauling soil; removal of obstacles, (i.e., drums, transformers, USTs, and piping; and dismantling ASTs).

     - Manpower and specialized equipment for erecting or installing remediation equipment, support buildings, and enclosures for remediation of contaminated soil, water, sludge or sediment.

SERVICES AND PRODUCTS PROVIDED BY THE COMPANY

     The Company provides full turnkey environmental services for remediation of non-hazardous, hazardous, and toxic waste on a planned and emergency basis, industrial services, water and wastewater treatment. This can include assessment and characterization studies, conceptual design, detail design, construction and installation, decontamination and demolition, and operation and maintenance. By offering turnkey services, the Company believes it enjoys a competitive advantage in soliciting new customers, as well as in obtaining follow-on contracts that may be tangential or unrelated to the original scope of work.

     INDUSTRIAL SERVICES. The Company provides plant services to industrial clients as an outside contractor, or by offering full- or part-time onsite personnel on a contract basis. These services include:

     -    Tank and sump services
     -    Specialty construction
     -    Plant operation and maintenance
     -    Waste management and removals
     - Regulatory agency coordination and permitting, regulatory management outsourcing, and compliance audits
     -    Waste area construction/closures
     -    Facility closures
     -    Emergency response

     ENVIRONMENTAL REMEDIATION SERVICES. The Company provides full-scale turnkey environmental remediation services that range from Phase I environmental assessments and remedial investigation/feasibility studies (RI/FSs) to the design, construction, and operation of remediation systems. The Company does not promote a single technology, but recommends the remediation methods that provide the most cost-effective and timely mitigation.

     GOVERNMENT PROGRAMS. The Company works with government agencies at all levels: federal, state, county, municipal, and special districts. These contracts are performed with the Company as the prime contractor, a teaming partner, or a subcontractor. The services provided to the government are similar to those provided to the private sector and include emergency response and remediation services.


CUSTOMERS

     The Company's customers include federal, state and local government agencies and commercial enterprises including Fortune 500 companies. The following is a representative list of the Company's past and present customers:


     PETROLEUM INDUSTRY
     Coastal Corporation                     Monsanto/Solutia
     Colonial Pipeline                       Nalco Chemical
     ERGON, Inc.                             Paramount Petroleum
     LASMO Oil & Gas, Inc.                   Total Petroleum
     Marathon Refining                       Unocal Corporation

     FINANCIAL/REAL ESTATE
     Canal Insurance                         Principal Financial Group
     Lincoln Property Company                Remediation Financial, Inc.

     MANUFACTURING AND PROCESSING
     Anheuser Busch                          Home Base
     Big 4 Rents                             Raytheon Missile Systems
     CAE Electronics                         Read-Rite Corporation
     Chiquita Melon                          Safety-Kleen
     Coors                                   Schlage Lock
     Fleming Foods                           Samsonite
     Georgia Pacific

     TRANSPORTATION
     Burlington Northern Santa Fe Railroad   Illinois Central Railroad
     Central Freightlines                    Navajo Express
     CSX Transportation                      Union Pacific Railroad
     Highway Transports                      Yellow Freight

     ENGINEERING/CONSTRUCTION FIRMS
     Bechtel                                 Montgomery Watson
     DeSilva Construction                    Parsons Engineering
     Fluor Corporation                       Stone and Webster
     Foster Wheeler                          Tetra Tech

     UTILITIES
     Florida Gas Transmission                Pacific Gas & Electric
     Mississippi Power                       Southern Natural Gas

     GOVERNMENT (FEDERAL AND STATE)
     U.S. EPA                                Colorado Department of Mines
     U.S. Air Force                          Contra Costa Water District
     U.S. Army Corps of Engineers            Los Angeles County Metropolitan Transportation

     U.S. Coast Guard                        Agency
     U. S. Department of Transportation      Port of Oakland
     U.S. Navy                               San Francisco Department of Public Works
     Alameda County Water District           San Francisco Public Utilities Commission
     City and County of Denver               Texas Natural Resource Conservation Commission
     City of Coachella                       Texas Railroad Commission


     In October 1996 the Company was awarded the McClellan Environmental Technologies Remediation Implementation Contract (METRIC). The contract has a 5-year ordering period and a potential program value of $19 million. The METRIC program, sponsored by the United States Air Force, has been developed to repair environmental damage at various installations and to prevent further environmental degradation at these installations. Under this contract, the Company will perform work primarily at McClellan Air Force Base, near Sacramento, California, and its satellite facilities. To date, the Company has been issued 5 delivery orders valued at approximately $2 million.

     In December 1996, the Company was notified by EPA of its selection as the successful bidder for the Emergency Response and Remedial Response Services (ERRS) West contract. This contract includes performing emergency response and remediation for oil, petroleum, and hazardous substance releases in accordance with the provisions of the federal Clean Water Act ("CWA"), RCRA and Superfund legislation. It covers 15 states and certain U.S. territories in EPA Regions VI, VIII and IX, runs for 5 years, and is estimated at $292 million. The Company has received in excess of 145 delivery orders with an approximate contract amount of $64 million to date under this contract.

     In September 1997 the Company was selected as the successful bidder for the ERRS contract in Region X which covers four states in the northwest. This contract also runs for 5 years and is estimated at $42 million. To date, the Company has received 13 delivery orders with an approximate contract amount of $7 million under this contract.

     In June 1997 the Company was awarded a 5-year, $25 million Pre-placed Remedial Action Contract (PRAC) with the U.S. Army Corps of Engineers, Omaha District. Under this contract, the Company is providing remedial actions at hazardous waste sites within the District's Midwest region. To date, the Company has been issued 7 delivery orders valued at approximately $13 million.

     In May 1998 CET was awarded a Worldwide Full-Service Environmental Remedial Actions (WFSERA) contract by the Air Force Center for Environmental Excellence (AFCEE). The total contract value between 7 contractors is $475 million. This contract has a 5-year ordering period with 3 additional years for performance. To date, CET has been awarded 6 delivery orders valued at approximately $2 million.

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

     The Company has Master Service Agreements with approximately 100 clients. These include ABF Freight, Arco Chemical, Burlington Northern, Santa Fe Railroad, CITGO Petroleum, ERGON, Conoco, Georgia Pacific, Monsanto, Nalco Chemical, National Response Corporation, Ryder Truck,

Safety-Kleen, Southern Natural Gas, U.S. Coast Guard, and Union Pacific Railroad. Master Service Agreements set forth the terms and conditions pursuant to which the Company would provide services in the future when needed or requested pursuant to a purchase order or request for services.

BUSINESS STRATEGY

     The Company plans to capitalize on the following trends:

     - Onsite remediation is increasing, especially at large sites. Public opposition and regulatory resistance to incineration and landfilling will enhance the prospects for bioremediation, vapor extraction, thermal desorption, and other innovative onsite technologies.

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

     - To meet special requirements and budget constraints, industrial facilities are increasingly outsourcing environmental and general maintenance and construction services. The Company is targeting these facilities to perform this work on a contract basis or offering full- or part-time personnel on site.

     - The U.S. EPA's Brownfields Economic Redevelopment Initiative, various state voluntary cleanup programs, and a maturing of the environmental marketplace have reduced the risk and uncertainty of selling, buying, and financing underutilized or Brownfield sites, creating an opportunity to redevelop prime land that was previously "untouchable" due to contamination.

     - A shift in emphasis from investigation to remediation, combined with the increasing numbers of military installations being listed for Base Realignment and Closure (BRAC), presents an opportunity for remediation contractors to capitalize on this allocation of federal monies.

     The Company's strategy to capitalize on these trends emphasizes the following key elements:

     DIVERSIFICATION THROUGH CONTROLLED EXPANSION. The Company seeks controlled growth and diversification by providing its services to additional industries and by broadening the mix of related services performed for each client. Management has identified several areas of interest for expansion including additional work in the areas of base closure services to the U.S. Government, in-plant services for industrial clients, mining facility decommissioning and reclamation, and redevelopment of Brownfield properties.

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

     EMPHASIS ON RECURRING REVENUE. The Company seeks to expand its base of recurring revenue sources to mitigate the cyclical nature of the environmental remediation services industry. The Company is on appropriate approved-contractor lists with its major governmental customers and large corporate customers whereby the Company is invited to bid on future environmental engineering/remediation projects. Inclusion on such lists is a result of the Company's having completed prior contracts to the satisfaction of these customers. The Company also intends to increase the number of operations and maintenance contracts, both for industrial services and water/wastewater facilities. These contracts are generally longer term, providing a more sustainable revenue base.

     COMMITMENT TO QUALITY. Management believes that the long-term success of the Company depends upon its reputation with customers and government regulators for performing top quality, turnkey services. The Company must continue to distinguish itself with private and government sector customers by maintaining competence in various state-of-the-art technology based remediation and treatment alternatives, and by efficient and effective jobsite performance.

     PROFESSIONAL MARKETING AND MANAGEMENT. The Company is committed to maintaining a professional marketing and project management staff that understands the needs and requirements of its various customers, that can accurately evaluate requests for proposals and invitations to bid and that responds in a timely manner with high-quality comprehensive formal proposals. This includes understanding the intricacies of the detailed and time-consuming process associated with bidding and managing projects for the federal government. The Company uses non-proprietary specialized software for job cost accounting and government contracts to assist with both bidding and managing projects.

     STABLE WORK FORCE. The Company strives to maintain a stable, dedicated work force of experienced professionals, managers, administrative personnel, and trained operators and laborers. The Company seeks to attract and retain such employees by providing fair compensation, incentives, and a dynamic work environment. The Company maintains a comprehensive program for providing health and safety training related to hazardous material exposure, in full compliance with the highest standards set forth by federal and other applicable regulatory agencies. Management believes that the Company's experienced work force will continue to contribute to the Company's excellent safety record, reducing insurance costs and increasing customer satisfaction.

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

MARKETING

     The Company has a dedicated marketing and sales staff of approximately 10 people, including sales professionals, proposal writers, technical editors, and project estimators. A significant portion of new business is derived from current customers seeking services for additional sites and new needs. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites.

     The Company has segregated its marketing efforts for the public and private sectors. The public sector proposal effort is managed on a centralized basis. The Company pursues federal contracts that range from $5.0 million to $70.0 million annually. On larger opportunities, the Company may establish teaming agreements with large engineering/construction firms to enhance the chances for award.

     Individual contracts with customers typically have an award value of $25,000 to $100,000 for the performance of specific tasks, and from $125,000 to $7,000,000 for comprehensive turnkey services. Geographically, the Company provides services to customers throughout the western and southeastern United States and the Trust Territory of the Pacific Islands.

     The marketing organization for the commercial business is primarily decentralized. Sales leads and customer relationships are developed on a regional basis by the Regional Manager, Project Managers, or the Business Development Manager.

     The Company's contracts are primarily obtained through competitive bidding and through negotiations with long-standing customers. The Company is typically invited to bid on projects undertaken by recurring customers who maintain pre-qualified contractor bid lists. Bidding activity, backlog, and revenue resulting from the award of contracts to the Company vary significantly from period to period.

COMPETITION

     The environmental industry in the United States has developed rapidly since the passage of RCRA in 1976 and is highly competitive. The industry today is highly fragmented, with numerous small- and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediation, etc.).

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

     Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. Management believes that the Company has competed and will continue to compete favorably on the basis of the foregoing factors. However, many of the Company's competitors have financial resources and facilities greater than that of the Company. Additionally, at any time and from time to time the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges that will be posed by its competition in the future.

GOVERNMENT REGULATION

     The Company is presently regulated by a myriad of federal, state, and local environmental and transportation regulatory agencies, including but not limited to the EPA, which regulates the generation and disposal of hazardous waste; the U.S. Department of Labor, which sets safety and training standards for workers; the U.S. Department of Transportation, which regulates transportation of hazardous materials and hazardous waste; and similar state and local agencies.

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

ENVIRONMENTAL LAWS

     Most environmental laws and regulations are promulgated by the U.S. Congress and federal departments and agencies. For example, the National Environmental Policy Act compels federal governmental agencies at all levels to make decisions with environmental consequences in mind. The EPA and the U.S. Occupational Safety and Health Administration ("OSHA") are responsible for protecting and monitoring certain natural resources (such as air, water, and soil) and working conditions. These laws and regulations establish a comprehensive regulatory framework consisting of permitting processes, systems construction, monitoring and reporting procedures, and administrative, civil, and criminal enforcement mechanisms.

     Many of the federal laws and regulations contemplate enforcement by state agencies and adoption by the states of similar environmental laws and regulations that must meet minimum federal requirements. In areas of environmental law where federal regulation is silent, the states may adopt their own environmental laws.

     Local governments such as counties and municipalities may also enact and enforce environmental laws that address local concerns that may be more stringent than applicable state laws.

     The Company's ability to assist customers to comply with these environmental laws and regulations forms the basis for the current and future environmental consulting, engineering, remediation, laboratory, and other services provided by the Company. Enforcement of such laws and regulations, such as EPA mandated registration and upgrade of USTs, also leads to business for the Company.

     The federal laws and regulations described below constitute the major actions that have caused growth in the environmental and water/wastewater service industries.

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

     RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). This legislation, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides for the regulation of hazardous waste from the time of generation to its ultimate disposal as well as the regulation of persons engaged in generation, handling, transportation, treatment, storage, and disposal of hazardous waste. Hydrocarbon-based hazardous waste as defined by RCRA can include leaked/spilled crude oil, refined oil, gasoline, kerosene, and industrial solvents (used, for example, in the transportation and manufacturing industries). Hazardous waste also includes the by-products of virtually any business, including the production of plastics, pesticides, fertilizers, soaps, medicines, explosives, etc. These wastes can contain heavy metals, organic chemicals, dioxin, PCBs, cyanide, and other toxic substances.

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

     RCRA mandated that by December 31, 1998, every single-walled UST in the United States be removed and replaced with a double-walled tank. Any environmental danger to the soil or water caused by leakage of a UST must also be remediated. The Company's UST-related business opportunities were substantial in 1998. A significant number of UST owners did not meet the
deadline, providing further opportunities for several years.   Management
believes that the Company is well positioned in the niche market of removing and replacing USTs and performing remediation and construction services required in conjunction with UST replacement.

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

     SAFE DRINKING WATER ACT ("SDWA"). Under the SDWA and its subsequent reauthorization, the EPA is empowered to set drinking water standards for public water systems in the United States. The SDWA requires that the EPA set maximum permissible contamination levels for over 80 substances and also requires the EPA to establish a list every 3 years of contaminants that may cause adverse health effects and may require regulation. Enforcement responsibility is placed on the states and includes water supply systems monitoring. The SDWA also requires that the EPA set criteria for the use of treatment techniques including when filtration should be used for surface water supplies and when to require utilities to disinfect their water. The EPA regulations under the SDWA are expected to result in significant expenditures by public water systems for evaluation and, ultimately, for upgrading of many facilities.

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

POTENTIAL LIABILITY AND INSURANCE

     The Company maintains quality assurance, quality control, and health and safety programs to reduce the risk of damage to persons and property. However, in providing environmental remediation services to the Company's customers, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses, and fines and costs imposed by regulatory agencies. Furthermore, it is possible that one or more of the Company's customers may assert a claim against the Company for negligent performance of services. The Company's potential environmental liability arises, in part, because some of its services involve the cleanup of petroleum products and other hazardous substances for its customers.

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

     The Company maintains comprehensive general liability insurance and worker's compensation insurance that provide $10 million of coverage each.
In addition, the Company maintains pollution liability and errors and omissions insurance that provides $2 million of coverage each. Because there are various exclusions and retentions under the insurance policies described above, not all liabilities that may be incurred by the Company will necessarily be covered by insurance. In addition, certain of the policies are "claims made" policies that only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts that occurred during the term of the policy, might not be covered by the policy. In the event the Company expands its services into a new market, no assurance can be given that the Company will be able to obtain insurance coverage for such activities or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with the performance of such services will not exceed policy limits.

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

BONDING REQUIREMENTS

     Commercial remediation projects, as well as federal, state, and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed and payment bonds guarantee that vendors will be paid for equipment and other purchases. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds and it should be assumed that the Company will continue to be required to obtain such bonds in the future. The Company obtains required bonds on a case-by-case basis as needed and has not experienced any problems in obtaining necessary bonds. The Company could experience such difficulties in the future if its total amount of bonds outstanding exceeds the limits imposed by bonding companies based on the financial condition of the Company at any given time. Bonds typically cost between 1% and 3% of the cost of a project. To date, no payments have been made by any bonding company for bonds issued for the Company.

EMPLOYEES

     As of March 1999, the Company employed approximately 198 employees' full time and 237 part time at its 10 offices, including five Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

ITEM 2.  PROPERTIES.

     The Company's headquarters and administrative facilities are located at 7670 S. Vaughn Court, Ste. 130, Englewood, Colorado, in approximately 4,600 square feet of leased office space. The lease expires in May 1999. The Company's corporate and administrative functions are conducted from these facilities. The Company plans to consolidate its Denver, Colorado locations. Both the Company's headquarters and the Denver Field Office will relocate to 7032 S. Revere Parkway, Englewood, Colorado on May 31, 1999.

     The Company's services are conducted from the following spaces:

                                                                                                      CURRENT
                                                                                    LEASE             MONTHLY
                                                                 SQ. FT          EXPIRATION             RENT
          ----------------------------------------------------- ---------- ------------------------ ---------------
          14761 BENTLEY CIRCLE
          TUSTIN, CALIFORNIA                                       18,490   April 14, 1999             $ 10,169.50
          ----------------------------------------------------- ---------- ------------------------ ---------------
          170 WEST DAYTON, STE. 106A
          EDMONDS, WASHINGTON
          (OFFICE)                                                  6,920   March 31, 2001*               9,008.13
          ----------------------------------------------------- ---------- ------------------------ ---------------
          170 WEST DAYTON, STE. 106 B-D
          EDMONDS, WASHINGTON
          (WAREHOUSE)                                               5,568   March 31, 2001*               3,763.45
          ----------------------------------------------------- ---------- ------------------------ ---------------
          3033 RICHMOND PARKWAY, STE. 300
          RICHMOND, CALIFORNIA                                      7,664   April 30, 2001                7,353.61
          ----------------------------------------------------- ---------- ------------------------ ---------------
          12570 E. 39TH AVENUE
          DENVER, COLORADO                                          5,021   May 31, 1999                  5,330.00
          ----------------------------------------------------- ---------- ------------------------ ---------------
          7670 S. VAUGHN COURT, STE. 130
          ENGLEWOOD, COLORADO                                       4,600   May 31, 1999                  5,084.20
          ----------------------------------------------------- ---------- ------------------------ ---------------
          7032 S. REVERE PARKWAY
          ENGLEWOOD, COLORADO                                      12,027   May 31, 2004**               11,024.75
          ----------------------------------------------------- ---------- ------------------------ ---------------
          150 NOEL STREET
          MOBILE, ALABAMA                                          20,000   April 30, 2000                3,275.00
          ----------------------------------------------------- ---------- ------------------------ ---------------
          13120 CARRIERE COURT
          NEW ORLEANS, LOUISIANA                                   13,520   April 14, 2001*               3,771.21
          ----------------------------------------------------- ---------- ------------------------ ---------------
          3222 PASADENA FREEWAY
          PASADENA,  TEXAS                                          2,755   May 31, 2001                  4,375.00
          ----------------------------------------------------- ---------- ------------------------ ---------------
          3437 MYRTLEAVENUE, STE. 375
          NORTH HIGHLANDS, CALIFORNIA                               1,150   Month to Month                  736.00
          ----------------------------------------------------- ---------- ------------------------ ---------------
          100 N. E. LOOP 410, STE. 1200
          SAN ANTONIO, TEXAS                                          150  Month to Month                   414.00
          ----------------------------------------------------- ---------- ------------------------ ---------------
          275-A INDUSTRIAL DRIVE
          JACKSON, MISSISSIPPI                                     11,325  August 31, 2003                3,958.44
          ---------------------------------------------------------------------------------------------------------

                              *CONTAINS AN OPTION TO RENEW OR EXTEND THE LEASE.
                                     **NEW LEASE COMMENCES JUNE 1, 1999.


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

     On February 13, 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. In August 1998 the Oregon court determined that the venue for the United States District Court action should be in Utah, and venue for the action was changed accordingly. Road Runner also filed a claim in this action against the Company for breach of contract seeking unspecified damages. The Company has also filed mechanic's liens on certain equipment at the site and against Road Runner's rights in the oil field. Separate actions have also been filed by the Company in Utah state court and Tribal Court to foreclose these liens. Road Runner has failed to respond timely to these two actions, and the Company is presently seeking a default remedy. The Company has written off this account receivable.

     The Company performed an emergency response in 1997 for Aqua-Pak, Inc. The Company has initiated a lawsuit in the U.S. District Court for the Southern District of Texas - Houston Division against PTS Properties, Inc., the building owner, Allchem Industries, Inc. and Fertilizers and Chemicals, Ltd., the chemical owners, and Aqua-Pak, Inc. for collection of the outstanding receivable of $400,000. The Company has written off this account receivable.

     Environmental Chemical Corporation (ECC) has filed for arbitration against the Company for various claims related to a Subcontractor Agreement for Environmental Protection Agency-related work. The Company has booked, in its opinion, sufficient reserves for ECC's claims.

     The Company is currently under investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency due to a past suspended audit. To date no claims have been made against the Company arising from this investigation, and subsequent independent audits by the Defense Contract Audit Agency (DCAA) have not been adverse and have not resulted in claims against the Company. The Company is cooperating with the OIG to complete its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                      PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:


            QUARTER ENDED              HIGH        LOW
   -------------------------------- ----------- ----------
   March 31, 1997                       $7.875     $ 5.00
   -------------------------------- ----------- ----------
   June 30, 1997                         5.625       4.25
   -------------------------------- ----------- ----------
   September 30, 1997                   6.9375      5.125
   -------------------------------- ----------- ----------
   December 31, 1997                    7.8125       6.00
   -------------------------------- ----------- ----------
   March 31, 1998                         7.25     5.4375
   -------------------------------- ----------- ----------
   June 30, 1998                        $6.375       2.50
   -------------------------------- ----------- ----------
   September 30, 1998                   2.8125       1.50
   -------------------------------- ----------- ----------
   December 31, 1998                    2.0625        .50


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at March 19, 1999 was 69. This does not include approximately 800 shareholders who hold their shares in street name.

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

     (d)  SALES OF UNREGISTERED SECURITIES.  None

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial information for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 is derived from financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.

Balance Sheet Data (in thousands):

   ---------------------------------------- -----------------------------------------------------------------------
                                                                       AT DECEMBER 31,
   ---------------------------------------- -----------------------------------------------------------------------
                                                1998          1997           1996           1995          1994
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   CURRENT ASSETS                               $ 26,670       $ 25,089       $ 18,424      $ 21,245       $ 6,479
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   TOTAL ASSETS                                   30,202         29,883         23,795        25,708         7,592
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   CURRENT LIABILITIES                            18,835         12,970         15,121        12,921         3,462
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   WORKING CAPITAL                                 7,835         12,119          3,303         8,324         3,017
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   LONG TERM DEBT                                    251          8,204          1,700         2,077           381
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   TOTAL LIABILITIES                              19,086         21,174         16,821        14,998         4,180
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------
   SHAREHOLDERS' EQUITY                           11,116          8,709          6,974        10,710         3,412
   ---------------------------------------- ------------- -------------- -------------- ------------- -------------


Statement of Operations Data (in thousands, except earnings per share data):


   ----------------------------------------- ------------------------------------------------------------------------
                                                                FOR THE YEARS ENDED DECEMBER 31,
   ----------------------------------------- ------------------------------------------------------------------------
                                                  1998           1997          1996          1995          1994
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   REVENUES                                        $ 66,497      $ 54,170      $ 54,919      $ 47,872       $ 23,506
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   OPERATING EXPENSES                                74,727        54,047        58,096        44,858         21,717
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   NET INCOME (LOSS)
     FROM CONTINUING
     OPERATIONS                                         538         (347)       (3,756)         2,035          1,624
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS PER
     COMMON SHARE                                   $  0.09     $  (0.06)     $  (0.74)       $  0.49        $  0.44
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   WEIGHTED AVERAGE SHARES                        5,828,537     5,785,264     5,066,537     4,113,725      3,676,830
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------
   CASH DIVIDENDS PER
     COMMON SHARE                                 -0-            -0-           -0-           -0-            -0-
   ----------------------------------------- --------------- ------------- ------------- ------------- --------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of
1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company provides these services from its offices in: Denver, Colorado; Houston, Texas; San Antonio, Texas; Jackson, Mississippi; Mobile, Alabama; New Orleans, Louisiana; Sacramento, California; Richmond, California; Seattle, Washington; and Tustin, California. In late 1996, the corporate offices of the Company were moved to Englewood, Colorado from Tustin, California.

BUSINESS STRATEGY

     The Company is focused on basic strategies that should lead to improved profitability, specifically to focus on the completion of more profitable contracts, overall direct and indirect cost reductions, and administrative efficiencies. The Company continues to focus on business relationships where it can assure high quality and operate profitably. Cost reduction efforts will continue to focus on improved program management, field consolidation, reduction of corporate expenses, and assessment of field location efficiencies. Delivery of quality service has been and will continue to be closely monitored. While management believes that implementation of this strategy will improve operating performance no assurances can be given as to its ultimate success.

     Completion of the sale of WQM and H20 in December of 1998 permits management of the Company to focus on operations and strategic alternatives for the Company and to enable the Company to realize its potential in the market for environmental remediation services. In addition, other events that impacted the Company in 1998 or which may impact the Company in the future include a $8.4 million reduction of debt in 1998 thereby reducing future interest expense. Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in its core environmental remediation business, including acquisition of other companies in its core business or in businesses complimentary to the Company's core business; (ii) expansion of services provided by the Company; and (iii) continued focus on the improvement of contract profitability.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                                      PERCENTAGE RELATIONSHIP TO
                                                            PROJECT REVENUE                      PERIOD TO PERIOD
                                                              YEAR ENDED                              CHANGE
                                                ----------------------------------------    ----------------------------
                                                                                                1998            1997
                                                                                                 VS.             VS.
                                                   1998           1997          1996            1997            1996
                                                ------------    ----------   -----------    -------------    -----------
   Project Revenue                                   100.0%        100.0%        100.0%            22.8%        (1.4)%

   Project Costs:
       Direct                                         87.7          79.9          79.5             34.7         (0.9)
       Indirect                                       10.4          10.4          14.9             22.3        (30.9)
   --------------------------------------------------------------------------------------------------------------------

    Gross profit                                       1.9           9.7           5.6            (75.3)        69.9

    Other operating expense (income):
       Selling                                         3.0           3.8           5.6             (3.9)       (33.2)
       General and administrative expense             11.3           5.6           5.8            147.6         (3.6)
   --------------------------------------------------------------------------------------------------------------------

    Operating income (loss)                          (12.4)          0.3          (5.8)        (6,790.2)       103.9
    Other income (expense)                            13.5          (1.1)         (1.7)         1,632.7         36.5
   --------------------------------------------------------------------------------------------------------------------

    Income (loss) before income taxes                  1.1          (0.8)         (7.5)           256.6         88.8
    Income tax (benefit)                               0.3          (0.2)         (0.7)          (260.5)       (66.7)
   --------------------------------------------------------------------------------------------------------------------

    Net income (loss)                                  0.8%         (0.6)%        (6.8)%          255.3%        90.8%
   --------------------------------------------------------------------------------------------------------------------


1998 COMPARED TO 1997

     PROJECT REVENUE. Project revenues increased 22.8% from $54.2 million in 1997 to $66.5 million in 1998. The increase is due primarily to (i) an increase of $11.9 million in revenue provided by EPA contracts (see table below); (ii) an increase of $2.0 million in revenue provided by WQM; and
(iii) an increase resulting from the acquisition of H20 in January 1998 providing for revenues of approximately $1.5 million in 1998. See also, Item
1. Business -"THE COMPANY" and Note C to Company's Consolidated Financial Statements. The Company's goal is to maintain a relatively equal distribution of revenues from government contracts and commercial contracts to produce continuity of revenues, while optimizing margins.

     The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                                         Year Ended December 31,
                        -------------------------------------------------------------------------------------------
                                   1998                            1997                            1996
                        ----------------------------    ----------------------------    ---------------------------
   Non-EPA              33,569,412            50.5%     $33,125,032           61.2%     $44,065,990          80.2%
   EPA                  32,927,870            49.5%     $21,044,721           38.8%     $10,852,530          19.8%
                        ----------------------------    ----------------------------    ---------------------------
   Total                66,497,282           100.0%     $54,169,753          100.0%     $54,918,520         100.0%
                        ----------------------------    ----------------------------    ---------------------------
                        ----------------------------    ----------------------------    ---------------------------


     DIRECT COSTS. Direct costs increased from 79.9% of revenue in 1997 to 87.7% of revenue in 1998. The increase is due primarily to cost overruns incurred on the following projects: (i) State of Washington resulting in a negative margin of $0.9 million or 1.3% of revenue in 1998 compared to a negative margin of $0.1 million or 0.1% of revenue in 1997; (ii) Monfort of Colorado, Inc. resulting in a negative margin of $1.3 million or 2.0% of revenue in 1998 compared to a margin of $0.7 million or 1.3% of revenue in 1997; (iii) various revenue adjustments related to closure of certain branch offices resulting in a negative margin of $0.8 million or 1.3% of revenue in 1998 compared to no adjustment in 1997; and (iv) other low margin projects finalized in 1998.

     INDIRECT COSTS. Indirect costs increased $1.3 million from $5.6 million in 1997 to $6.9 million in 1998. Indirect costs as a percentage of revenue remained constant at 10.4% in 1997 and 1998. Therefore the increase in indirect costs is directly attributable to the increase in revenue described above.

     GROSS PROFIT. Gross profit decreased $3.9 million from $5.2 million or a gross margin of 9.7% in 1997 to $1.3 million or a gross margin percentage of 1.9% in 1998. The decrease in gross margin results primarily from the increase in direct costs attributable to a decline in contract profitability.

     SELLING EXPENSE.   Selling expense remained relatively constant from
1997 to 1998, while revenue increased 22.8%. Selling expense decreased to 3.0% of revenue 1998 from 3.8% of revenue in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $4.5 million from $3.0 million in 1997 to $7.5 million in 1998. The increase is due primarily to a non-recurring adjustment of $2.4 million to write off amounts due under contracts. See also Item 3. Legal Proceedings. Additionally, non-recurring adjustments of $1.3 million were recorded in 1998 to provide allowances for accounts receivable, contracts in process, and disallowance of cost incurred on government contracts.

     OPERATING INCOME (LOSS). Operating income decreased $8.3 million from an operating income of $0.1 million in 1997 to an operating loss of $8.2 million in 1998. The decrease in operating income can be attributed primarily to the decrease of $3.9 million gross profit and the increase of $4.5 million in general and administrative expense discussed above.

     OTHER INCOME (EXPENSE). Other income increased $9.5 million from $0.6 million other expense in 1997 to $8.9 million other income in 1998. The increase is due primarily to a non-recurring gain of $10.2 million on the sale of WQM in December 1998. See also Item 1. Business - "THE COMPANY" and Note C to Company's Consolidated Financial Statements.

     INCOME TAX EXPENSE (BENEFIT).   During 1998 the Company recorded income
tax expense of $0.2 million compared to an income tax benefit of $0.1 million in 1997. The 1998 income tax expense is related to the gain on sale of WQM. The 1997 benefit was based on an estimate of 1995 carryback benefits available.

     NET INCOME (LOSS). Net income for the year ended December 31, 1998 was $0.5 million compared to a net loss of $0.3 million in the year ended December 31, 1997. As discussed above, the improvement in net income is due primarily to the non-recurring gain on sale of business of $10.2 million offset by a decrease in gross profit of $3.9 million and increase in general and administrative expense of $4.5 million.

1997 COMPARED TO 1996

     PROJECT REVENUE. The Company experienced a slight decrease in revenues of 1.4% from $54.9 million in 1996 to $54.2 million in 1997. As expected with the award of the EPA ERRS contracts, the proportion of non-EPA work was reduced in 1997 from 80.2% to 61.2% of total revenue (see table above). The Company's goal continues to be the maintenance of a relatively equal distribution of revenues from government contracts and commercial contracts to produce a solid continuity of revenues, while optimizing margins.

     DIRECT COSTS. Direct costs decreased slightly from $43.7 million in 1996 to $43.3 million in 1997. Direct costs as a percentage of revenues remained relatively constant at 79.9% compared to 79.5% in 1996 therefore the decrease in direct costs is primarily the result of the change in revenue described above.

     INDIRECT COSTS. Indirect expenses decreased significantly from $8.2 million or 14.9% of revenues in 1996 to $5.6 million or 10.4% of revenues in 1997. This decrease in indirect operating costs caused gross profit to increase from 5.6% of revenues in 1996 to 9.7% in 1997. The decrease in indirect operating costs were a result of the Company taking the following corrective actions:

        -  Closed unprofitable offices in Portland and Phoenix.

        - Reduced staff and realigned personnel classifications to better control indirect labor costs.

        -  Restructured employee benefit programs to reduce cost.

        -  Hired new key financial management staff.

        - Implemented revised processes and controls for contract administration, revenue recognition, billing and collection, and accounts payable.

     SELLING EXPENSES. Selling expenses decreased 33.2% from $3.1 million in 1996 to $2.1 million in 1997. This decrease is the result of some reduction of the sales and proposal staff, and the refocusing of commercial sales efforts out to the regional offices. The Company also implemented a sales commission program, reducing the fixed salary component of sales costs. The changes have not impacted the Company's ability to continue to win new work in both the government and commercial sectors.

     GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expense
decreased 3.6% from $3.2 million in 1996 to $3.0 million in 1997. This decrease was due primarily to lower insurance costs.

     OPERATING INCOME (LOSS).   Operating income increased from an operating
loss of $3.2 million in 1996 to an operating income of $0.1 million in 1997. As described above, the improvement can be attributed primarily to the increase of $2.2 million gross profit and decrease in selling expenses.

     INCOME TAX (BENEFIT).   In 1996, the Company was able to carryback
losses equivalent to 1995 profits for federal tax purposes, resulting in a federal tax benefit of $0.3 million for 1996 and $0.1 million in 1997.

     NET INCOME (LOSS). Net loss for the year ended December 31, 1997 was $0.3 million compared to a net loss of $3.8 million in the year ended December 31, 1996. As discussed above, the change in net income is due primarily to the $2.2 million improvement in gross profit and the $1.0 million decrease in selling expense.

BONDING

     The amount of bonding capacity offered by sureties is a function of the financial health of the company requesting the bond. At March 1999, the bonding capacity for the Company was in excess of $25.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position improved from 1997 to 1998. The Company's debt to equity ratio improved to 1.71 in 1998 from 2.43 in 1997. Related to this, the turnover ratio of the combination of accounts receivable and contracts in process improved to 120 days in 1998 from 157 days in 1997.

     The Company's cash and cash equivalents decreased from $0.3 million at December 31, 1997 to $0.03 million at December 31, 1998. The decrease in cash and cash equivalents is due to cash used by operating activities of $6.2 million, cash provided by investing activities of $9.1 million and cash used in financing activities of $3.2 million. Cash used by operating activities of $6.2 million is due primarily to an increase in accounts receivable and a reduction of current liabilities. Cash provided by investing activities of $9.1 million resulted primarily from the sale of WQM. Cash used in financing activities of $3.2 million resulted primarily from repayment of short-term borrowings.

     Capital resources are used primarily to fund the acquisition of capital equipment and provide working capital needed to support continued expansion of the Company's operations. Historically, the Company has been under-capitalized, attempting to meet cash requirements through funds generated from operations, together with funds borrowed under revolving and term loans.

     DEBT. Since January 1995, the Company has borrowed funds from related parties. As of January 1999, all funds have been repaid and the Company does not anticipate borrowing from these sources in the future.

     On May 30, 1997 the Company entered into a new financing agreement with National Bank of Canada. This agreement is comprised of a line of credit of $9.0 million based upon a percentage (80%) of qualifying receivables, and an equipment term loan of $1.0 million. The $9.0 million line provides that up to $1.0 million can be used for capital expenditures. Interest is payable monthly at the Bank's

Reference Rate plus .25%.  This rate may be adjusted up or down an additional
 .25% depending upon the Company's profitability. The Company used proceeds from the sale of WQM to repay the line of credit, then subsequently borrowed an additional $1.0 million as of December 31, 1998. In January 1999, the Company reduced the maximum available under this financing agreement to $7.5 million.

     The Company has also financed vehicles and equipment using long term capital leases from various entities. As of December 31, 1998, the combined balance due on these leases was $0.6 million.

     In December, 1996, the Company commenced a Private Placement Offering of Common Stock. This offering was completed in January 1997, and resulted in the issuance of 0.7 million shares with net proceeds to the Company totaling $2.0 million. The shares issued pursuant to this offering were classified as "restricted securities" as such term is defined in Rule 144 of the Securities Act of 1933. The Company completed an S-3 registration of these shares for resale which was effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

     In August 1998, the Company completed a private financing, raising $1.9 million of net proceeds in a placement of convertible preferred stock and warrants. The preferred shares could be converted into shares of the Company's common stock at a 15 percent discount to the price of the common shares at the time of conversion with a maximum conversion price of $3.35.
An aggregate of three-year warrants to purchase 35,000 shares of the Company's common stock at a price of $3.00 per share was also issued. A total of 430 shares of the preferred securities were converted into 472,803 shares of common stock by the holders. In January 1999, the Company negotiated to redeem the remaining 1,570 preferred shares for $1.9 million in cash.

     In December 1998, the Company sold all of the outstanding stock of WQM for $12.5 million in cash to AquaSource Services and Technologies, Inc. In addition to the $12.5 million in cash, additional consideration may be paid in 1999 based on the final audit of working capital levels.

     Management believes that funds provided by operations, funds available under the Company's line of credit and available funds from equity financing discussed above will be sufficient to fund the Company's immediate needs for working capital.

     CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. Monthly rentals currently are approximately $57,300 in the aggregate. Management anticipates that capital expenditures will increase in 1999 and will be funded from working capital, term loans and equipment leases.

YEAR 2000 COMPLIANCE

     The Company has assessed the Year 2000 compliance problem and has determined that it has potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas include (1) its own internal hardware, software systems, and the telecommunications systems which are utilized to process and provide the Company's accounting, operational information, and communications, (2) the vulnerability of the Company to the failure of other companies to be Year 2000 compliant, and (3) the Year 2000 Compliance efforts of the Environmental Protection Agency (EPA), a significant client of the Company, on its daily tracking & billing system. The following discusses management's assessment and solutions of those risks and the steps that are being taken to minimize them.

     INTERNAL HARDWARE, SOFTWARE AND TELECOMMUNICATIONS. During the past 9 months, the Company has been and is replacing or adding new equipment to its inventory of network and systems computers. The Company has committed approximately $350,000 for this hardware/software replacement, which has been financed with its cash resources and with lease financing. The hardware includes the Company's organization-wide network systems and servers, telephone systems, and personal computer equipment. The Company will test Year 2000 compliance on this new hardware/software as it is accepted. In addition, the Company has contracted for the replacement of its organization-wide accounting, costing, and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional for use by all of its regional locations. The Vendor has warranted that the software is Year 2000 compliant. Customization of the software is scheduled, and the staff training will begin 2nd quarter 1999. It is estimated that the system will be installed and functional in the 3rd quarter 1999. The cost of this system is expected to be approximately $250,000 including software, hardware and implementation, and training expenses. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project controls, Year 2000 compliance, timely cost capturing, and management reporting. In addition, the Company has reviewed its telecommunications systems, analyzed various options, and purchased a new central telecommunication system that will provide increased functionality associated with multiple office communication requirements.
The new system is Year 2000 compliant, and installation is scheduled to be complete by June 1, 1999. The estimated costs associated with a new telecommunications system are $33,000.

     In addition to the above activities, the Company is in the final process of completing a full inventory and assessment of its computer hardware, software, and equipment with embedded devices. It is anticipated that this process will be completed by September 1999. Management intends to identify any remaining remedial efforts that may be required to ensure its internal hardware and software systems are Year 2000 complaint.

     YEAR 2000 COMPLIANCE OF OTHER COMPANIES. Although the Company expects its internal systems to be Year 2000 compliant, the failure of any of its significant vendors or clients to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. To date, the Company has received various inquires from its clients and significant vendors to provide information on Year 2000 compliance or to inform the Company of their Year 2000 compliance. The Company has been responding to these requests and notices. Management is not aware of any claims by any client to provide remedial services under any warranty agreement (stated or implied) for systems it may have provided, nor is it aware of any system that may have been provided that may be in
violation of any Year 2000 compliance.   To the extent any such claims may be
made, the Company intends to address these issues on a case by case basis.

     The Year 2000 problem is not limited to computer hardware and software. It can affect a multitude of other day-to-day business activities. Any type of equipment with a microchip that stores and processes dates can be affected. The company is diligently identifying and addressing these issues so that its ability to conduct business as usual is not compromised as it moves into the 21st century. The Company is identifying mission-critical business functions that rely upon date-sensitive equipment, software, or hardware. The Company is requesting Year 2000 verification in these areas by performance testing or certifications that use various types of testing for compliance, i.e., century byte, hardware clock rollover, hardware clock leap year, BIOS rollover, BIOS leap year, power-on rollover, and power-on leap year. Due to the general uncertainty inherent in the Year 2000 problem, the Company at this time is unable to completely determine if any adverse impact will be experienced by the Company from other companies' Year 2000 failures.

     EPA YEAR 2000 COMPLIANCE. The Company has been working with the EPA on their efforts to bring their daily tracking & billing system (RCMS) to Year 2000 compliance. The EPA has been developing a windows-based RCMS, Year 2000 Compliant system to be issued to its Contractors by July 1999. Their efforts are currently in the design testing stage. The Company expects some amount of problems that are inherent to conforming to a new windows-based system. Given the current assurances from the EPA of their compliance, the Company is only anticipating the normal conversion problems. (i.e., DOS-based vs. Windows-based interaction).

     While the Company may be vulnerable to other companies' Year 2000 compliance failures, the Company is well positioned to minimize the Y2K impact. The Company believes that with the implementation of its new hardware, software, up-grades to our office equipment, and completion of its assessment of vendors and clients, the possibility of significant interruptions of normal operations has been greatly reduced.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                      PART III


ITEM 10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 8, 1999.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   The following financial statements are filed herewith:

                 ------------------------------------------------------------- ---------------
                                                                                   PAGES
                 ------------------------------------------------------------- ---------------
                 Report of Independent Certified Public Accountants                       F-1
                 ------------------------------------------------------------- ---------------
                 Consolidated Balance Sheets                                      F-2  -  F-3
                 ------------------------------------------------------------- ---------------
                 Consolidated Statements of Operations                                    F-4
                 ------------------------------------------------------------- ---------------
                 Consolidated Statements of Stockholders' Equity                          F-5
                 ------------------------------------------------------------- ---------------
                 Consolidated Statements of Cash Flows                            F-6  -  F-7
                 ------------------------------------------------------------- ---------------
                 Notes to Consolidated Financial Statements                      F-8  -  F-22
                 ------------------------------------------------------------- ---------------


          2. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


          3.   EXHIBITS.  The following exhibits are filed herewith:

                    EXHIBIT
                     NUMBER                         DESCRIPTION                              LOCATION
             ----------------------- ------------------------------------------ ------------------------------------
                      3.1            Amended and Restated Articles of           Incorporated by reference to
                                     Incorporation                              Exhibit 3.1 to the Company's Form
                                                                                SB-2 Registration Statement No.
                                                                                33-91602

                      3.2            Bylaws                                     Incorporated by reference to
                                                                                Exhibit 3.2 to the Company's Form
                                                                                SB-2 Registration Statement No.
                                                                                33-91602

                      10.1           Incentive Stock Option Plan                Incorporated by reference to
                                                                                Exhibit 10.1 to the Company's Form
                                                                                SB-2 Registration Statement No.
                                                                                33-91602

                      10.2           Form of Incentive Stock Option Agreement   Incorporated by reference to
                                                                                Exhibit 10.2 to the Company's Form
                                                                                SB-2 Registration Statement No.
                                                                                33-91602

                      10.3           Loan Documents Between National Bank of    Incorporated by reference to
                                     Canada  and the Company                    Exhibit 10.3 to the Company's
                                                                                Annual Report on Form 10-K
                                                                                for the year ended December 31, 1997.


                    EXHIBIT
                     NUMBER                         DESCRIPTION                              LOCATION
             ----------------------- ------------------------------------------ ------------------------------------
                      10.4           Amendment to Loan and Security Agreement   Filed herewith electronically
                                     and Loan Documents between National Bank
                                     of Canada
                                     and the Registrant

                      10.5           Second Amendment to Loan and Security      Filed herewith electronically
                                     Agreement and Loan Documents between
                                     National Bank of Canada and the
                                     Registrant

                      10.6           Third Amendment to Loan and Security       Filed herewith electronically
                                     Agreement and Loan Documents between
                                     National Bank of Canada and the
                                     Registrant

                      10.7           Stock Purchase Agreement with AquaSource   Incorporated by reference to
                                     Services and Technologies, Inc.            Exhibit 10.1 to the Company's
                                                                                report on Form 8-K dated December
                                                                                17, 1998

                       21            Subsidiaries of the Registrant             None.

                       23            Consent of Grant Thornton LLP              Filed herewith electronically

                       27            Financial Data Schedule                    Filed herewith electronically



     (b)  REPORTS ON FORM 8-K.     The Company filed a Report on Form 8-K
dated December 17, 1998 reporting information under Items 2 and 7 of that form concerning the sale of the Company's WQM subsidiary.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CET ENVIRONMENTAL SERVICES, INC.


Dated:  April 15, 1999                       By /s/ Steven H. Davis
                                               -------------------------------
                                                  Steven H. Davis
                                                  President and Chief Executive
                                                  Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                     Signature                                      Capacity                        Date
                     ---------                                      --------                        ----
/s/ Steven H. Davis                                     President (principal financial
----------------------------------------------------    and accounting officer), Chief           April 15, 1999
Steven H. Davis                                         Executive Officer, Secretary and
                                                        Director



/s/ Craig C. Barto                                      Director                                 April 15, 1999
----------------------------------------------------
Craig C. Barto



/s/ Douglas W. Cotton                                   Executive Vice President,
----------------------------------------------------    Chief Operating Officer and             April 15, 1999
Douglas W. Cotton                                       Director



/s/ George Pratt                                        Director                                April 15, 1999
----------------------------------------------------
George Pratt



/s/ Robert A. Taylor                                    Director                                April 15, 1999
----------------------------------------------------
Robert A. Taylor


                        CET ENVIRONMENTAL SERVICES, INC.

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                           December 31, 1998 and 1997

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
CET Environmental Services, Inc.


We have audited the accompanying consolidated balance sheets of CET Environmental Services, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of CET Environmental Services, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Denver, Colorado
March 25, 1999

                           CET Environmental Services

                                 BALANCE SHEETS

                                  December 31,

                             ASSETS
                                                                    1998            1997
                                                                ------------    ------------
CURRENT ASSETS
       Cash                                                     $     25,192    $    343,878
       Accounts receivable, less allowance for
            doubtful accounts; $721,857 in 1998 and
            $642,097 in 1997                                      11,781,212      10,042,516
       Contracts in process less allowance for doubtful
            accounts of $284,128 in 1998 and $-0- in 1997         10,154,501      13,344,219
       Retention receivable                                          663,998         268,949
       Income tax receivable                                            --            20,342
       Due from related party                                        124,036         100,010
       Other receivables                                           3,371,828         154,838
       Inventories                                                   267,491         248,417
       Prepaid expenses                                              281,935         566,084
                                                                ------------    ------------

                       Total current assets                       26,670,193      25,089,253
                                                                ------------    ------------

EQUIPMENT AND IMPROVEMENTS
       Field equipment and vehicles                                5,761,481       5,931,499
       Office furniture, equipment and leasehold improvements        601,843       1,795,996
                                                                ------------    ------------
                                                                   6,363,324       7,727,495
       Less allowance for depreciation and amortization           (2,883,021)     (3,921,131)
                                                                ------------    ------------

                       Equipment and improvements - net            3,480,303       3,806,364

GOODWILL, net of accumulated amortization
       of $57,684 in 1997                                               --           509,228

DEPOSITS                                                              51,318         477,966
                                                                ------------    ------------
                                                                $ 30,201,814    $ 29,882,811
                                                                ------------    ------------
                                                                ------------    ------------


       The accompanying notes are an integral part of these statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1998           1997
                                                                     -----------   ------------
CURRENT LIABILITIES
       Cash overdraft                                                $ 1,936,741   $       --
       Accounts payable                                               11,383,109      8,974,502
       Accrued expenses                                                3,249,019      3,054,740
       Current obligations under capital leases                          316,798        293,957
       Income taxes payable                                              158,958           --
       Current portion of long-term debt                                 750,000        647,194
       Line of credit                                                  1,039,925           --
                                                                     -----------   ------------

                       Total current liabilities                      18,834,550     12,970,393


OBLIGATIONS UNDER CAPITAL LEASES                                          250,784        583,270

LINE OF CREDIT                                                              --        6,198,631

NOTES PAYABLE TO RELATED PARTIES                                            --          671,800

LONG-TERM DEBT                                                              --          750,000

COMMITMENTS AND CONTINGENT LIABILITIES                                      --             --

STOCKHOLDERS' EQUITY
       Common stock (no par value) - authorized 20,000,000 shares;
            6,129,271 and 5,805,485 shares issued and outstanding
               at December 31, 1998 and 1997, respectively             8,539,716      8,235,589
       4% convertible preferred stock (no par value) -
            authorized 5,000,000 shares; 1,710 and -0-
               shares issued and outstanding at December 31,
               1998 and 1997, respectively                             1,589,102           --
       Paid-in capital                                                   574,629        567,953
       Retained earnings (accumulated deficit)                           413,033        (94,825)
                                                                     -----------   ------------

                       Total stockholders' equity                     11,116,480      8,708,717
                                                                     -----------   ------------

                                                                     $30,201,814   $ 29,882,811
                                                                     -----------   ------------
                                                                     -----------   ------------


        The accompanying notes are an integral part of these statements.

                           CET Environmental Services

                            STATEMENT OF OPERATIONS

                            Years ended December 31,

                                                            1998            1997            1996
                                                        ------------    ------------    ------------
PROJECT REVENUE                                         $ 66,497,282    $ 54,169,753    $ 54,918,520

PROJECT COSTS
       Direct                                             58,298,144      43,286,506      43,660,435
       Indirect                                            6,902,927       5,645,781       8,175,951
                                                        ------------    ------------    ------------
                                                          65,201,071      48,932,287      51,836,386
                                                        ------------    ------------    ------------

                 Gross profit                              1,296,211       5,237,466       3,082,134
                                                        ------------    ------------    ------------

OTHER OPERATING EXPENSES (INCOME)
       Selling                                             1,989,584       2,070,130       3,101,197
       General and administrative                          7,535,966       3,044,045       3,158,707
                                                        ------------    ------------    ------------

                                                           9,525,550       5,114,175       6,259,904
                                                        ------------    ------------    ------------

                 Operating income (loss)                  (8,229,339)        123,291      (3,177,770)
                                                        ------------    ------------    ------------

OTHER INCOME (EXPENSE)
       Gain on sale of subsidiary                         10,154,028            --              --
       Interest expense, net                                (892,213)       (704,575)       (627,537)
       Other income (expense)                               (310,722)        120,446        (292,998)
                                                        ------------    ------------    ------------
                                                           8,951,093        (584,129)       (920,535)
                                                        ------------    ------------    ------------

                 Income (loss) before taxes on income        721,754        (460,838)     (4,098,305)
                 (Benefit) taxes on income                   183,276        (113,547)       (341,855)
                                                        ------------    ------------    ------------
                            NET INCOME (LOSS)           $    538,478    $   (347,291)   $ (3,756,450)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

Weighted average number of
       shares outstanding                                  5,828,537       5,785,264       5,066,537

Earnings (loss) per common share                        $       0.09    $      (0.06)   $      (0.74)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------
Earnings (loss) per common share--
       assuming dilution                                $       0.09    $      (0.06)   $      (0.74)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------


      The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                 Years ended December 31, 1998, 1997, and 1996

                                                                                                      Retained
                                            Common stock          Preferred stock                     earnings         Total
                                     -----------------------  -----------------------    Paid-in    (accumulated   stockholders'
                                       Shares       Amount      Shares       Amount      capital       deficit)        equity
                                     ---------   -----------  ---------   -----------   ---------   ------------   -------------
Balance at January 1, 1996           5,066,537   $ 6,165,977          -   $         -   $ 535,175   $  4,008,916   $ 10,710,068


Issuance of stock options
     at exercise price below
     market value                            -             -          -             -      20,355              -         20,355

Net (loss) for the year                      -             -          -             -           -     (3,756,450)    (3,756,450)
                                     ---------   -----------  ---------   -----------   ---------   ------------   ------------
Balance at December 31, 1996         5,066,537     6,165,977          -             -     555,530        252,466      6,973,973

Shares issued in private
     placement                         729,248     2,035,662          -             -           -              -      2,035,662

Exercise of stock options                9,700        33,950          -             -           -              -         33,950

Issuance of stock options
     at exercise price below
     market value                            -             -          -             -      12,423              -         12,423

Net (loss) for the year                      -             -          -             -           -       (347,291)      (347,291)
                                     ---------   -----------  ---------   -----------   ---------   ------------   ------------
Balance at December 31, 1997         5,805,485     8,235,589          -             -     567,953        (94,825)     8,708,717


Exercise of stock options
     and other                           6,000        14,000          -             -       6,676              -         20,676

Issuance of preferred stock                  -             -      2,000     1,879,229           -              -      1,879,229

Conversion of preferred stock          317,786       290,127       (290)     (290,127)          -              -              -
Dividends on preferred stock                 -             -          -             -           -        (30,620)       (30,620)

Net income for the year                      -             -          -             -           -        538,478        538,478
                                     ---------   -----------  ---------   -----------   ---------   ------------   ------------
Balance at December 31, 1998         6,129,271   $ 8,539,716      1,710   $ 1,589,102   $ 574,629   $    413,033   $ 11,116,480
                                     ---------   -----------  ---------   -----------   ---------   ------------   ------------
                                     ---------   -----------  ---------   -----------   ---------   ------------   ------------


      The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                            1998           1997           1996
                                                                       ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                               $    538,478    $  (347,291)   $(3,756,450)
       Adjustments to reconcile net income to net cash (used in)
            provided by operating activities:
                 Depreciation and amortization                            1,453,900      1,573,085      1,252,781
                 Gain on sale of subsidiary                             (10,154,028)          --             --
                 Provision for bad debts                                    333,268        104,010        402,683
                 Deferred income taxes                                         --             --          252,048
                 Loss on sale of equipment                                  216,007           --           13,304
                 Employee stock option plan                                   6,676         12,423         20,355
                 Changes in operating assets and liabilities:
                       (Increase) decrease in accounts receivable        (3,348,937)    (2,692,133)     5,499,747
                       Decrease (increase) in contracts in process        2,905,590     (6,687,357)      (443,372)
                       Decrease (increase) in income tax
                            and other receivables                        (1,942,137)     1,037,665     (1,335,263)
                       Decrease (increase) in prepaid expenses             (370,848)        47,686       (107,530)
                       (Increase) decrease in inventory and deposits        403,074       (421,828)        50,210
                       Increase (decrease) in accounts payable            3,152,811      1,215,834        (99,156)
                       Increase (decrease) in accrued expenses
                          and income taxes                                  619,832      2,199,847       (533,861)
                                                                       ------------    -----------    -----------
                               Net cash (used in) provided by
                                  operating activities                   (6,186,314)    (3,958,059)     1,215,496
                                                                       ------------    -----------    -----------

INVESTING ACTIVITIES:
       Purchase of equipment                                             (1,381,135)      (462,947)    (1,523,418)
       Proceeds from sale of equipment                                         --             --           65,641
       Proceeds from sale of subsidiary                                  11,250,000           --             --
       Net purchase of subsidiary                                          (803,845)      (186,798)          --
                                                                       ------------    -----------    -----------
                               Net cash provided by (used in)
                                    investing activities                  9,065,020       (649,745)    (1,457,777)
                                                                       ------------    -----------    -----------

FINANCING ACTIVITIES:
       Bank overdraft                                                     1,936,741           --             --
       Proceeds from issuance of long-term debt                                --        1,286,476        766,751
       Payments on long-term debt                                          (754,877)    (1,475,158)      (917,592)
       Payments on capital leases                                          (411,359)      (327,230)      (348,711)
       Net (payments) proceeds from credit line loan                     (5,158,706)     1,997,981      1,775,814
       Borrowings from related party trust fund                                --             --          200,000
       Payment of dividends on preferred stock                              (30,620)          --             --
       Proceeds from issuance of preferred stock                          1,879,229      2,035,662           --
       Proceeds from exercise of stock options                               14,000         33,950           --
       Proceeds from loans from shareholders                                500,000           --          545,000
       Payments on loans from shareholders                                 (500,000)      (545,000)          --
       Net payments from related party                                         --           58,000       (158,010)



        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                    1998           1997           1996
                                                                -----------    -----------    -----------
       Payments on subordinated notes payable                   $  (671,800)   $      --      $  (210,625)
                                                                -----------    -----------    -----------
                               Net cash (used in) provided by
                               financing activities              (3,197,392)     3,064,681      1,652,627
                                                                -----------    -----------    -----------

                               (DECREASE) INCREASE IN CASH         (318,686)    (1,543,123)     1,410,346

Cash at beginning of year                                           343,878      1,887,001        476,655
                                                                -----------    -----------    -----------

Cash at end of year                                             $    25,192    $   343,878    $ 1,887,001
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
Supplemental disclosures of cash flow information:
       Cash paid during the year
            Interest                                            $ 1,060,211    $   717,980    $   485,951
            Income taxes                                               --             --          656,900

Noncash investing and financing activities:
       Capital lease and financing obligations
            incurred for equipment                              $      --      $      --      $   683,223
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
       Issuance of note payable for financing of
            insurance premiums                                  $   485,818    $   301,965    $   412,296
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
       Conversion of preferred stock to common                  $   290,127    $      --      $      --
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------
      Transfer of CIP from deposits to fixed assets             $   368,452    $      --      $      --
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


      The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A -- ORGANIZATION AND DESCRIPTION OF COMPANY

       CET Environmental Services, Inc. (the Company) was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991, Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. In August 1997, the Company acquired all of the outstanding stock of Water Quality Management Corporation (WQM). WQM was operated as a wholly-owned subsidiary of the Company. WQM was sold in December 1998 (Note C).

       The Company provides a variety of consulting and technical services to resolve environmental and health risk problems in the air, water and soil. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors throughout North America and the Trust Territory of the Pacific Islands.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CASH

       For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

       CONTRACTS

       A majority of the Company's revenue is generated from time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. In addition, many of the time and material contracts have a stated maximum contract price, which can not be exceeded without an authorized change order. Revenue is recorded on contracts based upon the labor hours and costs incurred. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Claims are recorded in revenue when received.

       Contracts in process consist of the accumulated unbilled labor at contracted rates, material, subcontractor costs and other direct and indirect job costs and award fees related to projects in process.

       INVENTORIES

       Inventories consist of various supplies and materials used in the performance of the services related to the Company's projects and are stated at the lower of cost or market.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       CASH AND OTHER RECEIVABLES: The carrying amount approximates fair value due to the short-term maturity.

       DUE FROM RELATED PARTY: The carrying amount approximates the fair value because it is due on demand.

       NOTE PAYABLE - LINE OF CREDIT: The carrying amount approximates fair value as the line of credit has a variable interest rate which is considered to approximate the market rate.

       LONG-TERM DEBT / OBLIGATIONS UNDER CAPITAL LEASES: The carrying value approximates fair value as the interest rate at December 31, 1998 and 1997 is considered to approximate the market rate.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       NOTES PAYABLE TO RELATED PARTIES: The carrying value approximates fair value as the interest rate at December 31, 1998 and 1997 is considered to approximate the market rate.

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

       IMPAIRMENT OF LONG-LIVED ASSETS

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year-end. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future. No impairment expense was recognized in the years ended December 31, 1998 and 1997.

       EARNINGS PER SHARE

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                      1998       1997       1996
                                                    -------    -------    -------
Numerator
     Net income (loss)                              $   539    $  (347)   $(3,756)
     Preferred stock dividends                          (31)      --         --
                                                    -------    -------    -------

     Numerator for basic earnings per share -
          income available to common stockholders       508       (347)    (3,756)

Effect of dilutive securities:
     Preferred stock dividends                         --         --         --
                                                    -------    -------    -------

     Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions                 $   508    $  (347)   $(3,756)
                                                    -------    -------    -------
                                                    -------    -------    -------

Denominator:
     Denominator for basic earnings per share -
          weighted average shares outstanding       $ 5,829    $ 5,785    $ 5,067

     Effect of dilutive securities:
          Warrants                                       24       --         --
          Convertible preferred stock                  --         --         --
          Stock options                                  22       --         --
                                                    -------    -------    -------
                Dilutive potential common shares         46       --         --

     Denominator for diluted earnings per share -
          adjusted weighted average share and
          assumed conversion                        $ 5,875    $ 5,785    $ 5,067
                                                    -------    -------    -------
                                                    -------    -------    -------
Basic earnings per share                            $  0.09    $  0.06    $  0.74
                                                    -------    -------    -------
                                                    -------    -------    -------
Diluted earnings per share                          $  0.09    $  0.06    $  0.74
                                                    -------    -------    -------
                                                    -------    -------    -------


                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       In 1998, basic earnings per share data was computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share were adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock. However, dilutive earnings per share computation does not give effect to the assumed conversion of convertible preferred stock as its effect would have been anti-dilutive.

       In 1997 and 1996, basic earnings per share data was computed by dividing net loss, by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

       Certain financial statement reclassifications have been made in 1996 and 1997 to conform with presentations used in 1998.

NOTE C -- SALE OF SUBSIDIARY

       Effective December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation (WQM) for a purchase price of $12,500,000 adjusted for the net working capital of WQM at November 30, 1998. The Company received $11,250,000 at the date of purchase with the remaining consideration due ninety days after closing. At December 31, 1998, $2,598,918 has been included in other receivables as the remaining consideration.

NOTE D -- CONTRACTS IN PROCESS

       Contracts in process consist of the following at December 31:

                                        1998          1997
                                    -----------   -----------
       Government - EPA contracts   $ 1,971,002   $ 3,801,853
       Non-EPA contracts              8,183,499     9,542,366
                                    -----------   -----------
                Total               $10,154,501   $13,344,219
                                    -----------   -----------
                                    -----------   -----------


       The Environmental Protection Agency (EPA) awards the Company an award fee for work performed based upon a percentage of sub-contract and material costs incurred plus a percentage of program management fees billed.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE E -- SIGNIFICANT CUSTOMERS

       A significant portion of the Company's business is from contracts with the EPA. A new contract was awarded by the EPA in December 1996, with estimated maximum revenue of $292,000,000 over five years. As of December 31, 1998 and 1997, the net balance of accounts receivable from the EPA was $8,359,389 and $3,943,761, respectively. Revenue from the EPA in 1998, 1997, and 1996 amounted to approximately $30 million, $21 million, and $10.9 million, respectively.

       The Company also performs work for the U.S. Army Corps of Engineers that accounted for 10%, 7% and 1% of revenue in 1998, 1997 and 1996, respectively.

NOTE F -- RELATED PARTY TRANSACTIONS

       In order to meet short-term operating needs, the Company, from time to time borrows funds on a short-term basis from affiliates of the Company or from a trust fund of a relative of the President. The Company borrowed $671,800, which includes subordinated notes of $671,800 (see notes H and I), from relatives of Steven H. Davis, President, pursuant to one-year notes, which bear interest at the rate of 10% per annum. The Company repaid these notes in December 1998. Interest expense attributable to these related party borrowings amounted to $95,761, $73,544, and $55,898 for 1998, 1997, and 1996, respectively.

       A director and 11.5% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp. and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 1998, 1997, and 1996 for fees amounting to approximately $273,000, $835,000, and $340,000, respectively.

       The Company has made advances to a former officer and director of the Company. The balance due was $124,036 and $100,010 at December 31, 1998 and 1997, respectively. Interest is payable monthly at 10% per annum, and principal is due on demand.

NOTE G -- CAPITAL LEASES

       Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                    1998           1997
                                -----------    -----------
Vehicles                        $ 1,363,960    $ 1,497,407
Equipment                           202,123        272,679
                                -----------    -----------
                                  1,566,083      1,770,086
Less accumulated depreciation      (751,693)      (806,148)
                                -----------    -----------
         Total                  $   814,390    $   963,938
                                -----------    -----------
                                -----------    -----------

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996


NOTE G -- CAPITAL LEASES (CONTINUED)

       The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

                1999                                            $ 382,041
                2000                                              265,031
                2001                                               33,161
                                                                ---------
                Total minimum lease payments                      680,233
                    Less amounts representing estimated
                        executory costs (taxes)                   (40,310)
                                                                ---------
                Net minimum lease payments                        639,923
                Less amount representing interest                 (72,341)
                                                                ---------
                Present value of net minimum lease payments     $ 567,582
                                                                ---------
                                                                ---------
                Current portion                                 $ 316,798
                Noncurrent portion                                250,784
                                                                ---------
                                                                $ 567,582
                                                                ---------
                                                                ---------


NOTE H -- LINE OF CREDIT AND LONG-TERM DEBT

       The Company has a line of credit facility with National Bank of Canada (the "Bank") which provides up to $9,000,000 of available credit, including a $500,000 stand-by letter of credit to the Company based upon a percentage (80%) of eligible receivables (as defined in the loan agreement). Interest is payable monthly at the Bank's Reference Rate plus .25% (9% at December 31, 1998). The line of credit facility has an expiration date of May 30, 1999. At December 31, 1998, $1,039,925 was outstanding under the agreement. In addition, the Company borrowed $1,000,000 from the Bank under a term loan. Interest is payable monthly at the Bank's Reference Rate plus .25% (9% at December 31, 1998). In January 1999, the Company reduced the maximum available under this financing agreement to $7.5 million comprised of a line of credit of $6.75 million and an equipment term loan of $750,000.

       Long-term debt consists of the following at December 31:

                                                                                      1998        1997
                                                                                    --------    --------
       Note payable to bank, collateralized by equipment, payable in 36 monthly installments of $2,378 including interest at
       9%, beginning December 30, 1995                                                $   -     $ 24,007

       Note payable to bank, collateralized by equipment, payable in 36 monthly installments of $11,267 including interest
       at 9%, beginning January 30, 1996                                                  -      118,840

       Note payable for annual insurance premium, interest at
       5.73%, with monthly payments of $43,531, due June 30, 1998                         -      304,347


                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996


NOTE H -- LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)

                                                                                     1998          1997
                                                                                  ----------    ----------
       Note payable to a bank, collateralized by equipment,
       payable in monthly installments of $16,667 including
       interest at 9%, balance due May 30, 1999                                      750,000       950,000
                                                                                  ----------    ----------
                                                                                     750,000     1,397,194
       Less current portion                                                          750,000       647,194
                                                                                  ----------    ----------
                                                                                  $        -    $  750,000
                                                                                  ----------    ----------
                                                                                  ----------    ----------


       Related party debt consists of the following at December 31:

                                                                                     1998          1997
                                                                                  ----------    ----------
       Subordinated notes payable to related parties, due
       February 28, 1999, interest at 10% (see notes F and I)                     $        -    $  671,800
                                                                                  ----------    ----------
                                                                                                   671,800
       Less current portion                                                                -             -
                                                                                  ----------    ----------
                                                                                  $        -    $  671,800
                                                                                  ----------    ----------
                                                                                  ----------    ----------


NOTE I -- SUBORDINATED NOTES PAYABLE

       In March and April 1995, the Company issued debt securities in a private offering pursuant to which it raised $890,000. In exchange for each $10,000 invested, the nineteen investors were given a warrant to acquire approximately 1,312 shares of common stock at approximately $1.20 per share, to be exercised on or before December 31, 1996, for an aggregate of 116,768 shares, and a subordinated note for the amount invested. On March 1, 1996, the remaining balance of $471,800 was rolled over into new notes, with interest payable monthly at ten percent per annum. Interest of $47,180 and $39,316 was paid to the holders of these notes during 1997 and 1996, respectively.

NOTE J -- TAXES ON INCOME

       The provision (benefit) for taxes on income includes the following for the year ended December 31:


                                  1998            1997           1996
                               ---------      -----------     -----------
   CURRENT
     Federal                   $ 183,276        $ (20,342)     $ (569,268)
     State                             -                -         (24,635)
                               ---------      -----------     -----------
                               $ 183,276        $ (20,342)     $ (593,903)
                               ---------      -----------     -----------


   DEFERRED
     Federal                           -          (79,650)        215,390
     State                             -          (13,555)         36,658
                               ---------      -----------     -----------
                                       -          (93,205)        252,048
                               ---------      -----------     -----------
   Total                       $ 183,276        $(113,547)     $ (341,855)
                               ---------      -----------     -----------
                               ---------      -----------     -----------


                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE J -- TAXES ON INCOME (CONTINUED)

       A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                              1998         1997           1996
                                       -----------    ---------    -----------
Provision (benefit) for income
  taxes at statutory rate              $   281,484    $(180,000)   $(1,598,400)
Change in valuation reserve             (1,016,400)     102,134      1,076,366
Use of operating loss carry forwards       907,700         --             --
Stock options                                2,700        6,900          8,142
Other                                       32,200       13,342        172,037
Change in prior year estimate              (24,408)     (55,923)          --
                                       -----------    ---------    -----------
                                       $   183,276    $(113,547)   $  (341,855)
                                       -----------    ---------    -----------
                                       -----------    ---------    -----------


       Deferred tax assets and liabilities consist of the following at December 31:

                                                              1998                1997
                                                           -----------        -----------
                Alternative minimum tax credit             $   202,000        $        -
                Deferred gain on sale                       (1,000,900)                -
                Accrued salary expense                         211,900             81,900
                Allowance for doubtful accounts                377,200            227,000
                Other reserves                                 243,100                 -
                NOL carryforward                                    -             907,700
                Other                                          128,800            (38,100)
                                                           -----------        -----------
                                                               162,100          1,178,500
                Valuation reserve                             (162,100)        (1,178,500)
                                                           -----------        -----------
                                                            $       -         $         -
                                                           -----------        -----------
                                                           -----------        -----------


       Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

NOTE K -- COMMITMENTS AND CONTINGENCIES

       The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2001, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996


       NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

       The following is a summary at December 31, 1998, of the future minimum rents due under noncancelable operating leases:

       Year ending December 31,
                1999                          $   581,578
                2000                              462,997
                2001                              134,756
                                              -----------
                Total                         $ 1,179,331
                                              -----------
                                              -----------


       Total rent expense under operating leases for the years ended December 31, 1998, 1997, and 1996, was approximately $839,514, $723,900 and
       $892,700, respectively.

       Although the Company is involved in litigation in the normal course of its business, management believes that no pending litigation in which the Company is named as a defendant is likely to have a materially adverse effect on the Company's financial position or results of operations.

NOTE L -- STOCKHOLDERS' EQUITY

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

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE L -- STOCKHOLDERS' EQUITY (CONTINUED)

       In July 1998, the Company completed a private placement of 2,000 shares of 4% convertible preferred stock. The net proceeds were approximately $1,879,000. The preferred stock is convertible into shares of common stock based on the stated value of $1,000 per share of preferred stock divided by conversion price on the conversion date. The conversion price is equal to 85% of the lowest closing price of the common stock during the six days immediately preceding the conversion date, not to exceed $3.35. A total of 290 shares of the preferred stock were converted into 317,786 shares of common stock during 1998.

       The holders of 4% convertible preferred stock are entitled to receive dividends when declared by the Board of Directors, payable in cash or common stock of $40 per share. Such dividends are payable in quarterly installments on March 31, June 30, September 30 and December 31 of each year commencing September 30, 1998.

       In the event of a voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of 4% convertible preferred stock are entitled to receive out of the assets of the Company available for distribution, before payment shall be made to holders of common stock, an amount per share equal to $1,000 of such shares and all dividends which have accrued and are unpaid.

       In connection with this offering, the Company issued warrants to the representatives of the underwriters in this offering to purchase up to 35,000 shares of the Company's common stock at $3.00 per share. The warrants may be exercised during the period commencing July 24, 1999 and ending on December 31, 2001.

       In January 1999, the Company bought back all the remaining shares of preferred stock for approximately $1,900,000. The warrants issued in connection with the preferred stock remain outstanding.

NOTE M -- PROFIT SHARING AND 401(K) PLAN

       The Company maintains a Profit Sharing and 401(k) Plan, which has been in effect since January 1, 1990. All classes of employees meeting the participation requirements are eligible to participate in the Plan. Company contributions to the Plan are discretionary.

       The Company does, however, make a matching contribution in the amount of 25% of the first 6% of all elective deferrals. The Company contributed $82,103, $65,206, and $83,738 for the years ended December 31, 1998,
       1997, and 1996, respectively.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE N -- STOCK OPTIONS

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

                                              1998          1997             1996
                                          -----------   -----------    -------------
       Net income (loss)
       As reported                        $   538,478   $  (347,291)   $  (3,756,450)
       Pro forma                              454,233      (495,586)       3,854,017

       Earnings (loss) per common share
       As reported                        $      0.09   $     (0.06)   $       (0.74)
       Pro forma                                 0.08         (0.09)           (0.76)


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 1998, 1997 and 1996: no expected dividends; expected volatility of 74.77%; risk-free interest rate of 6.07%; and expected lives of five years.

                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE N -- STOCK OPTIONS (CONTINUED)

       A summary of the status of the Plan follows:

                                                             Average price
                                                 Shares        per share
                                                --------     -------------
       Outstanding at January 1, 1996            176,000       $   3.50
       Granted                                   150,000       $   6.89
       Exercised                                    --             --
       Canceled                                 (112,000)      $   4.83
                                                --------       --------

       Outstanding at December 31, 1996          214,000       $   5.60
                                                --------       --------

       Total exercisable at December 31, 1996     41,600       $   3.92
                                                --------       --------
                                                --------       --------
       Outstanding at January 1, 1997            214,000       $   5.60
       Granted                                    96,900       $   7.00
       Exercised                                  (9,700)      $   3.50
       Canceled                                  (70,400)      $   9.04
                                                --------       --------

       Outstanding at December 31, 1997          230,800       $   5.10
                                                --------       --------

       Total exercisable at December 31, 1997     80,375       $   4.27
                                                --------       --------
                                                --------       --------
       Outstanding at January 1, 1998            230,800       $   5.10
       Granted                                      --         $   --
       Exercised                                  (4,000)      $   3.50
       Canceled                                 (114,700)      $   4.45
                                                --------       --------

       Outstanding at December 31, 1998          112,100       $   5.08
                                                --------       --------

       Total exercisable at December 31, 1998     51,950       $   4.75
                                                --------       --------
                                                --------       --------


                                                                               Weighted average
                                      Range         Options       Proceeds      exercise price
                                  ------------   ------------   ------------   ----------------
       Exercisable at
         December 31, 1998        $3.50 - 7.00        51,950      $ 246,950         $ 4.75


                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE N -- STOCK OPTIONS (CONTINUED)

       The following information applies to options outstanding at December 31, 1998:

                                                                                 Weighted average
            Range of               Options           Weighted average                remaining
       exercisable prices        outstanding          exercise price             contractual life
       ------------------        -----------         ----------------            -----------------
         $3.50 - 7.00              112,100                 $5.08                     6 years


       In May 1995, options for 181,000 shares of common stock were granted under the Plan of which options for 90,500 shares will vest only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $6,676, $12,423, and $20,355 in 1998, 1997, and 1996, respectively, relating to these options. Compensation expense of $3,172 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

NOTE O -- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

       The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows:


                        1998                              Carrying amount         Estimated fair value
             ---------------------------                  ---------------         --------------------
             Cash                                           $       25,192           $       25,192
             Due from related party                                124,036                  124,036
             Other receivables                                   3,371,828                3,371,828
             Note payable - line of credit                       1,039,925                1,039,925
             Long-term debt                                        750,000                  750,000
             Capitalized lease obligations                         567,582                  567,582


                        1997                              Carrying amount         Estimated fair value
             ---------------------------                  ---------------         --------------------
             Cash                                            $     343,878            $     343,878
             Due from related party                                100,010                  100,010
             Other receivables                                     154,838                  154,838
             Note payable - line of credit                       6,198,631                6,198,631
             Long-term debt                                      1,397,194                1,397,194
             Capitalized lease obligations                         877,227                  877,227
             Notes payable to related parties                      671,800                  671,800


                        CET Environmental Services, Inc.

                        December 31, 1998, 1997 and 1996

NOTE P -- FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter of the year ended December 31, 1998, the Company made the following adjustments:

              Wrote off specific accounts receivable that were determined to be
              uncollectible.                                                            $ 2,400,000

              Increase in allowance for bad debts.                                          740,000

              Increase contract cost for an expected settlement with a
              subcontractor.                                                                400,000

              Wrote off costs of a project in Brazil that was determined not to
              be feasible.                                                                  175,000
