Form 10-Q
period 1999-03-31
CET ENVIRONMENTAL SERVICES INC
filed 1999-05-17
CIK 944627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1999

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


              For the transition period from ________ to ________.


                         Commission File Number 1-13852


                        CET ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                33-0285964
(State or other jurisdiction of incorporation       (IRS Employer
         or organization)                          Identification No.)

 7670 SOUTH VAUGHN COURT, ENGLEWOOD, COLORADO                80112
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

As of May 11, 1999, 6.3 million shares of common stock, no par value per share, were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS


                                                                             MARCH 31,
                                                                                1999     DECEMBER 31,
                                                                            (UNAUDITED)     1998
                                                                            -----------  ------------
CURRENT ASSETS:
            Cash ........................................................     $   480     $    25

            Accounts receivable, less allowance for doubtful accounts
                  of $722 in 1999 and 1998 ..............................       7,924      11,781

            Contracts in process, less allowance for doubtful accounts
                  of $284 in 1999 and 1998 ..............................       8,932      10,154

            Prepaid expenses and other current assets ...................       2,886       4,710
                                                                            -----------  ------------

                        Total Current Assets ............................      20,222      26,670

EQUIPMENT AND IMPROVEMENTS, NET .........................................       3,630       3,480

OTHER ASSETS ............................................................          60          52
                                                                            -----------  ------------

                                                                              $23,912     $30,202
                                                                            -----------  ------------
                                                                            -----------  ------------






        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   MARCH 31,
                                                                                     1999      DECEMBER 31,
                                                                                  (UNAUDITED)     1998
                                                                                  -----------  ------------
CURRENT LIABILITIES:
            Cash overdraft ...................................................     $   923     $ 1,937

            Accounts payable .................................................       5,441      11,383

            Accrued expenses .................................................       2,431       3,249

            Current portion of long-term debt and capital lease
                  obligations ................................................         977       1,067

            Line of credit ...................................................       4,159       1,040

            Other current liabilities ........................................         216         159
                                                                                  -----------  ------------

                        Total current liabilities ............................      14,147      18,835

DEFERRED INCOME TAXES ........................................................           -           -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .................................         230         251

COMMITMENTS AND CONTINGENT LIABILITIES .......................................           -           -

STOCKHOLDERS' EQUITY

            Common stock (no par value) - authorized 20.0 million shares;
                  issued and outstanding 6.3 million and 6.1 million shares
                  in 1999 and 1998, respectively..............................       8,671       8,540


            4% convertible Preferred Stock (no par value) - authorized 5.0 million shares; -0- and 1,710 shares issued and outstanding
                  in 1999 and 1998, respectively..............................           -       1,589


            Paid-in capital ..................................................         105         574

            Retained earnings ................................................         759         413
                                                                                  -----------  ------------

                        Total stockholders' equity ...........................       9,535      11,116
                                                                                  -----------  ------------

                                                                                   $23,912     $30,202
                                                                                  -----------  ------------
                                                                                  -----------  ------------

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    QUARTER ENDED
                                                              -------------------------
                                                               MARCH 31,      MARCH 31,
                                                                 1999           1998
                                                              -----------   -----------
PROJECT REVENUE ............................................     $ 12,945      $ 11,455

PROJECT COSTS
            Direct .........................................        9,524         9,039
            Indirect .......................................        1,765         1,781
                                                              -----------   -----------
                                                                   11,289        10,820

                        Gross profit .......................        1,656           635

OPERATING EXPENSES
            Selling ........................................          308           447
            General and administrative .....................          678           664
                                                              -----------   -----------
                                                                      986         1,111
                                                              -----------   -----------

                        Operating  income (loss) ...........          670          (476)

OTHER INCOME (EXPENSE), NET ................................         (104)         (186)
                                                              -----------   -----------

                        Income (loss) before income taxes ..          566          (662)

                        Provision for income taxes .........          215             4
                                                              -----------   -----------

NET INCOME (LOSS) ..........................................     $    351      $   (666)
                                                              -----------   -----------
                                                              -----------   -----------

Earnings (loss) per common share ...........................     $   0.06      $  (0.11)
                                                              -----------   -----------
                                                              -----------   -----------
Earnings (loss) per common share - assuming dilution .......     $   0.06      $  (0.11)
                                                              -----------   -----------
                                                              -----------   -----------


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                       QUARTER ENDED
                                                                                                 ------------------------
                                                                                                  MARCH 31,     MARCH 31,
                                                                                                    1999          1998
                                                                                                  ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss) .................................................................     $   351      $  (666)
            Adjustments to reconcile net income to net cash provided by (used in)
                  operating activities:
                        Depreciation and amortization .........................................         263          388
                        Changes in operating assets and liabilities:
                                    Decrease (Increase) in accounts receivable ................       3,857       (1,587)
                                    Decrease (Increase) in contracts in process ...............       1.223        4,972
                                    Decrease (Increase) in prepaid expenses and other assets ..         545         (808)
                                    (Decrease) Increase in accounts payable and
                                          accrued expenses ....................................      (6,760)      (3,007)
                                    Other .....................................................          58           (2)
                                                                                                  ---------    ----------
                                    Net cash provided by (used in) operating activities .......        (463)        (710)
                                                                                                  ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of equipment .............................................................        (413)        (222)
            Purchase of subsidiary ............................................................           -         (513)
            Proceeds from sale of subsidiary ..................................................       1,250            -
                                                                                                  ---------    ----------
                                    Net cash provided by (used in) operating activities .......         837         (735)
                                                                                                  ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of subordinated and long-term debt .........................           -        1,066
            Payments on long-term debt and capital lease obligations ..........................        (111)        (321)
            Proceeds from exercise of Employee Stock Options ..................................           -           17
            Preferred Stock dividends .........................................................          (5)           -
            Preferred Stock redemption ........................................................      (1,928)           -
            Net borrowings on line of credit ..................................................       3,119          150
            Proceeds from loans from shareholders .............................................           -          500
            Payments on loan to related party .................................................          20            -
            Bank overdraft ....................................................................      (1,014)           -
                                                                                                  ---------    ----------
                        Net cash provided by (used in) financing activities ...................          81        1,412
                                                                                                  ---------    ----------

            INCREASE (DECREASE) IN CASH .......................................................         455          (33)

            Cash at the beginning period ......................................................          25          343
                                                                                                  ---------    ----------

            Cash at end of period .............................................................     $   480      $   310
                                                                                                  ---------    ----------
                                                                                                  ---------    ----------


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

            The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                          Quarter Ended
                                                      ----------------------
                                                      March 31,     March 31,
                                                        1999          1998
                                                     ----------    -----------
Numerator
      Net income (loss)                                $   351      $  (666)
      Preferred Stock dividends                             (5)          --
                                                     ----------    -----------
      Numerator for basic earnings per share -
           income available to common stockholders         346         (666)
Effect of dilutive securities:
      Preferred Stock dividends                             --           --
                                                     ----------    -----------
      Numerator for diluted earnings per share -
           income available to common stockholders
           after assumed conversions                   $   346      $  (666)
                                                     ----------    -----------
                                                     ----------    -----------
Denominator:
      Denominator for basic earnings per share -
           weighted average shares outstanding           6,276        5,809
      Effect of dilutive securities:
           Warrants                                         --           --
           Convertible Preferred Stock                      --           --
           Stock options                                    --           --
                                                     ----------    -----------
               Dilutive potential common shares             --           --
      Denominator for diluted earnings per share -
           adjusted weighted average share and
           assumed conversion                            6,276        5,809
                                                     ----------    -----------
                                                     ----------    -----------
Basic earnings per share                               $  0.06      $ (0.11)
                                                     ----------    -----------
                                                     ----------    -----------
Diluted earnings per share                             $  0.06      $ (0.11)
                                                     ----------    -----------
                                                     ----------    -----------

                        CET ENVIRONMENTAL SERVICES, INC.

                     NOTES TO UNAUDITED CONDENSED FINANCIAL

                             STATEMENTS - CONTINUED

NOTE 3. SALE OF SUBSIDIARY. Effective December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation ("WQM") for a sale price of $12.5 million plus an adjustment for net working capital of WQM at November 30, 1998. The Company received $11.3 million at the date of sale and in the first quarter of 1999 received an additional 1.2 million. As of March 31, 1999, the Company has included in other receivables remaining amounts due on the sale of WQM.

NOTE 4. LINE OF CREDIT AND LONG TERM DEBT. On May 30, 1997, the Company entered into a financing agreement (the "Agreement") with the National Bank of Canada. The agreement provides for a line of credit (the "Credit Facility"), a term loan, and a $0.5 million stand-by letter of credit which in total shall not exceed the lesser of $7.5 million or a percentage of eligible receivables (as defined in the loan agreement). Interest is payable under the Agreement at the Bank's Reference Rate plus .25% (8.75% as of March 31, 1999). The Agreement has an expiration date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loan shall become due and payable. The Company is in the process of finalizing a new financing agreement. At March 31, 1999, $4.9 million was outstanding under this Agreement. In addition, the Agreement contains certain financial covenants, as defined in the debt agreement, which must be maintained by the Company. As of March 31, 1999, management believes the Company is in compliance with these covenants.

NOTE 5. STOCKHOLDERS' EQUITY. In July 1998, the Company completed a private placement of 2,000 shares of 4% convertible Preferred Stock (the "Preferred Stock") providing net proceeds of approximately $1.9 million. The Preferred Stock is convertible into shares of common stock based on the stated value of $1,000 per share of Preferred Stock divided by conversion price on the conversion date. The conversion price is equal to 85% of the lowest closing price of the common stock during the six days immediately preceding the conversion date, not to exceed $3.35. A total of 290 shares of Preferred Stock were converted into 317,786 shares of common stock in 1998 and a total of 140 shares of Preferred Stock were converted into 155,017 shares of common stock in 1999. Additionally, in January 1999, the Company redeemed the remaining shares of Preferred Stock for approximately $1.9 million. Warrants totaling 35,000 issued to the placement agent in the offering remain outstanding.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

            PROJECT REVENUE. Project revenues increased $1.5 million or 13.0% from $11.5 million in the quarter ended March 31, 1998 to $13.0 million in the quarter ended March 31, 1999. The increase results primarily from an increase of $3.7 million in revenue provided by EPA contracts (including an additional award fee of approximately $0.7 million) offset by a decrease in revenue of $2.0 million resulting from the sale of WQM in December 1998. See also Note 3 of the Company's Condensed Financial Statements. The Company's goal is to achieve a relatively equal distribution of revenues from government contracts and commercial contracts.

            DIRECT COSTS. Direct costs increased $0.5 million or 5.4% from $9.0 million or 79% of project revenue in the quarter ended March 31, 1998 to $9.5 million or 74% of project revenue in the quarter ended March 31, 1999. Excluding the recognition of the additional $0.7 million EPA award fee in the quarter ended March 31, 1999, direct costs represent 78% of project revenue. Therefore, the increase in direct costs is directly attributable to the increase in project revenue discussed above.

            INDIRECT COSTS. Indirect costs decreased slightly from 15% of project revenue in 1998 to 14% of project revenue in 1999. The improvement is attributable primarily to the Company's continued focus on greater project profitability and cost control while maintaining quality service to its customers.

            GROSS PROFIT. Gross profit increased $1.0 million from $0.6 million or a gross margin of 6% in the quarter ended March 31, 1998 to $1.6 million or a gross margin of 13% in the quarter ended March 31, 1999. Under the terms of certain of its contracts, the Company earns an award fee based on meeting certain performance standards. The Company estimates the amount of this award fee as part of its normal revenue recognition process. The Company was notified by the EPA that its performance was higher than expected and that an additional award fee of $0.7 million was granted to the Company. The receipt of this additional award fee, combined with the focus on cost controls described above, are the primary reasons for the improved gross profit.

            OPERATING INCOME (LOSS). Operating income increased $1.2 million from an operating loss of $0.5 million in the quarter ended March 31, 1998 to an operating income of $0.7 million in the quarter ended March 31, 1999. The improvement is due primarily to the improvement of $1.0 million in gross profit described above.

            NET INCOME (LOSS). Net income improved $1.1 million from a net loss of $0.7 million in the quarter ended March 31, 1998 to a net income of $0.4 million in the quarter ended March 31, 1999. The improvement results from enhanced gross profits and the Company's cost control efforts described above.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's financial position continues to improve during 1999 with the Company's focus on overall operational improvement. This improvement is evidenced by an improvement of the Company's debt to equity ratio from
1.71 at December 31, 1998 to 1.51 at March 31, 1999. In addition, the Company's combined receivables decreased $5.1 million from $21.9 million as of December 31, 1998 to $16.8 million as of March 31, 1999. The transition in the Company's financial position in 1999 is primarily the result of the Company's reduction in current liabilities along with its continued reduction in its outstanding receivables.

            The Company's working capital declined $1.7 million from $7.8 million as of December 31, 1998 to $6.1 million as of March 31, 1999. The change in working capital results from a decrease in current assets of $6.4 million compared to a decrease in current liabilities of $4.7 million. The decrease in current assets results from a reduction in combined receivables of $5.1 million and a decrease in other current assets of $1.8 million due primarily to the collection of $1.3 million on the sale of business. The decrease in current liabilities results primarily from additional borrowings on the line of credit of $3.1 million offset by a reduction of accounts payable and accrued liabilities of $6.8 million.

            The Company's cash and cash equivalents increased $0.5 million from $0.03 million as of December 31, 1998 to $0.5 million as of March 31, 1999. The increase in cash and cash equivalents is due primarily to cash provided by investing activities of $0.8 million offset by cash used in operating activities of $0.4 million and cash provided by financing activities of $0.1 million. Cash provided by investing activities of $0.8 million is primarily the result of the receipt of $1.2 million additional proceeds on the sale of WQM in the quarter ended March 31, 1999. Cash used in operating activities of $0.4 million results from a decrease of $6.8 million in accounts payable and accrued expenses offset by a combined reduction in receivables of $5.1 million. Cash provided by financing activities of $0.1 million results from a payment of $1.9 million for the redemption of the Company's Preferred Stock (see also Note 5 to the Company's Condensed Financial Statements) and a reduction of $1.0 million in the Company's cash overdraft offset by $3.1 million net borrowings on the Company's line of credit.

            DEBT. As of March 31, 1999, the Company's debt obligations include a financing agreement with National Bank of Canada which provides for a Credit Facility, term loan, and $0.5 million letter of credit which in total shall not exceed the lesser of $7.5 million or a percentage of eligible receivables. The Agreement has an expiration date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loans become immediately due and payable. See also Note 4 to the Company's Condensed Financial Statements. Management of the Company is currently negotiating the terms of its debt obligations to extend the Agreement with National Bank of Canada.

            Management believes that it will be successful in negotiating the terms of its financing agreement with National Bank of Canada. Additionally, management believes that future cash flow from operations and funds available under its line of credit will be sufficient to fund the Company's immediate needs for working capital. However, there can be no assurance that the terms of the Agreement will be successfully negotiated or that the Company's future cash flow from operations and its Credit Facility will be sufficient to cover current or future obligations.

            CAPITAL COMMITMENTS. As of March 31, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. During the quarter ended March 31, 1999, capital expenditures totaled approximately $0.4 million. Management anticipates an increase in capital expenditures and will fund these expenditures from working capital, term loans and equipment leases.

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

            INTERNAL HARDWARE, SOFTWARE AND TELECOMMUNICATIONS. During the past 9 months, the Company has been and is replacing or adding new equipment to its inventory of network and systems computers. The Company has committed approximately $350,000 for this hardware/software replacement, which has been financed with its cash resources and with lease financing. The hardware includes the Company's organization-wide network systems and servers, telephone systems, and personal computer equipment. The Company will test Year 2000 compliance on this new hardware/software as it is accepted. In addition, the Company has contracted for the replacement of its organization-wide accounting, costing, and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional for use by all of its regional locations. The Vendor has warranted that the software is Year 2000 compliant. System design is substantially complete, customization of the software is scheduled, and the staff training will begin 2nd quarter 1999. It is estimated that the system will be installed and functional in the 3rd quarter 1999. The cost of this system is expected to be approximately $250,000 including software, hardware and implementation, and training expenses. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project controls, Year 2000 compliance, timely cost capturing, and management reporting. In addition, the Company has reviewed its telecommunications systems, analyzed various options, and purchased a new central telecommunication system that will provide increased functionality associated with multiple office communication requirements. The new system is Year 2000 compliant, and installation is scheduled to be complete by June 1, 1999. The estimated costs associated with a new telecommunications system are $33,000.

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

            While the Company may be vulnerable to other companies' Year 2000 compliance failures, the Company is well positioned to minimize the Year 2000 impact. The Company believes that with the implementation of its new hardware, software, up-grades to our office equipment, and completion of its assessment of vendors and clients, the possibility of significant interruptions of normal operations has been greatly reduced.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         (A) Redemption of Preferred Stock

         In July 1998, the Company completed a private placement of 2,000 shares of 4% Convertible Preferred Stock providing net proceeds of approximately $1.9 million. Through January 1999, a total of 430 shares of Preferred Stock was converted into 0.4 million shares of the Company's common stock. In January 1999, the Company redeemed the remaining shares of Preferred Stock for approximately $1.9 million.

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



                                 CET ENVIRONMENTAL SERVICES, INC.




Dated:  May 14, 1999             By:         /s/ Steven H. Davis
                                     ------------------------------------------
                                     Steven H. Davis, President (principal
                                     financial and accounting officer), Chief
                                     Executive Officer