Form 10-Q
period 1999-06-30
CET ENVIRONMENTAL SERVICES INC
filed 1999-08-23
CIK 944627

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

                  For the quarterly period ended June 30, 1999


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

As of August 10, 1999, 6,284,288 shares of common stock, no par value per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                          JUNE 30,
                                                                                            1999                  DECEMBER 31,
                                                                                         (UNAUDITED)                  1998
                                                                                      ------------------        ------------------


      CURRENT ASSETS:
               Cash...........................................................              $       511               $        25

               Accounts receivable, less allowance for doubtful accounts of
                  $552 and $722 in 1999 and 1998, respectively................                    4,610                    11,781

               Contracts in process, less allowance for doubtful accounts of
                   $119 and $284 in 1999 and 1998, respectively...............                    4,957                    10,154

               Prepaid expenses and other current assets......................                    2,437                     4,710
                                                                                            -----------               -----------

                        Total current assets..................................                   12,515                    26,670

      EQUIPMENT AND IMPROVEMENTS, NET.........................................                    3,741                     3,480

      OTHER ASSETS............................................................                       55                        52
                                                                                            -----------               -----------

                                                                                            $    16,311               $    30,202
                                                                                            -----------               -----------
                                                                                            -----------               -----------






        The accompanying notes are an integral part of these statements.

                                         CET ENVIRONMENTAL SERVICES, INC.

                                             CONDENSED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       JUNE 30,
                                                                                         1999                    DECEMBER 31,
                                                                                      (UNAUDITED)                    1998
                                                                                    ----------------           -----------------

    CURRENT LIABILITIES:
             Cash overdraft...................................................            $     703                  $    1,937

             Accounts payable.................................................                3,224                      11,383

             Accrued expenses.................................................                1,224                       3,249

             Current portion of long-term debt and capital lease
                 obligations..................................................                  943                       1,067

             Line of credit...................................................                1,847                       1,040

             Other current liabilities........................................                    -                         159
                                                                                    ----------------           -----------------

                      Total current liabilities...............................                7,941                      18,835

    DEFERRED INCOME TAXES.....................................................                    -                           -

    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS..............................                  113                         251

    COMMITMENTS AND CONTINGENT LIABILITIES....................................                    -                           -

    STOCKHOLDERS' EQUITY

             Common stock (no par value) - authorized 20.0 million shares;
                 issued and outstanding 6.3 million and 6.1 million shares
                 in 1999 and 1998, respectively...............................                8,671                       8,540

             4% convertible Preferred Stock (no par value) - authorized 5.0 million shares; -0- and 1,710 shares issued and outstanding
                 in 1999 and 1998, respectively...............................                    -                       1,589

             Paid-in capital..................................................                  105                         574

             Retained earnings (deficit)......................................                (519)                         413
                                                                                    ----------------           -----------------

                      Total stockholders' equity..............................                8,257                      11,116
                                                                                    ----------------           -----------------

                                                                                         $   16,311                  $   30,202
                                                                                    ----------------           -----------------
                                                                                    ----------------           -----------------


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------------   ------------------------------
                                                                    1999                1998             1999             1998
                                                               --------------     ---------------   -------------    -------------
     PROJECT REVENUE........................................     $     8,503           $  16,005       $  21,448         $ 27,460

     PROJECT COSTS
              Direct........................................           6,251              13,470          15,775           22,538
              Indirect......................................           2,048               1,741           3,813            3,513
                                                               --------------     ---------------   -------------    -------------
                                                                       8,299              15,211          19,588           26,051

                       Gross profit.........................             204                 794           1,860            1,409

     OPERATING EXPENSES
              Selling.......................................             404                 481             712              934
              General and administrative....................             968                 665           1,646            1,302
                                                               --------------     ---------------   -------------    -------------
                                                                       1,372               1,146           2,358            2,236
                                                               --------------     ---------------   -------------    -------------

                       Operating  income (loss).............          (1,168)               (352)           (498)            (827)

     OTHER INCOME (EXPENSE), NET............................            (325)               (252)           (429)            (438)
                                                               --------------     ---------------   -------------    -------------

                       Income (loss) before income taxes....          (1,493)               (604)           (927)          (1,265)

                       Provision (credit) for income taxes..            (215)                  -               -                4
                                                               --------------     ---------------   -------------    -------------

     NET INCOME (LOSS)......................................      $   (1,278)           $   (604)       $   (927)         $(1,269)
                                                               --------------     ---------------   -------------    ------------
                                                               --------------     ---------------   -------------    ------------

     Earnings (loss) per common share.......................      $    (0.20)           $  (0.10)       $  (0.15)         $ (0.22)
                                                               --------------     ---------------   -------------    ------------
                                                               --------------     ---------------   -------------    ------------
     Earnings (loss) per common share-assuming dilution ....      $    (0.20)           $  (0.10)       $  (0.15)         $ (0.22)
                                                               --------------     ---------------   -------------    ------------
                                                               --------------     ---------------   -------------    ------------


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                Six Months Ended June 30,
                                                                                          ---------------------------------------
                                                                                               1999                    1998
                                                                                          ----------------        ---------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)......................................................           $     (927)             $  (1,269)
             Adjustments to reconcile net income to net cash provided by (used in)
                 Operating activities:
                      Depreciation and amortization.................................                  430                    752
                      Changes in operating assets and liabilities:
                               Decrease (Increase) in accounts receivable...........                7,171                 (3,077)
                               Decrease (Increase) in contracts in process..........                5,197                  2,056
                               Decrease (Increase) in prepaid expenses and other
                                   assets...........................................                1,000                     (3)
                               (Decrease) Increase in accounts payable and
                                   accrued expenses.................................              (10,184)                (1,360)
                               Other................................................                 (159)                     -
                                                                                          ----------------        ---------------
                               Net cash provided by (used in) operating activities..                2,528                 (2,901)
                                                                                          ----------------        ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of equipment..................................................                 (691)                  (436)
             Purchase of subsidiary.................................................                    -                   (477)
             Proceeds from sale of subsidiary.......................................                1,250                      -
                                                                                          ----------------        ---------------
                               Net cash provided by (used in) investing activities..                  559                   (913)
                                                                                          ----------------        ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of subordinated debt............................                    -                  3,908
             Payments on debt and capital lease obligations.........................                 (262)                  (415)
             Proceeds from exercise of Employee Stock Options.......................                    -                     17
             Preferred Stock dividends..............................................                   (5)                     -
             Preferred Stock redemption.............................................               (1,927)                     -
             Net borrowings on line of credit.......................................                  807                  1,798
             Proceeds on loans from shareholders....................................                    -                    825
             Payments on loan to related party......................................                   20                      -
             Bank overdraft.........................................................               (1,234)                     -
                                                                                          ----------------        ---------------
                      Net cash provided by (used in) financing activities...........               (2,601)                 6,133
                                                                                          ----------------        ---------------

             INCREASE (DECREASE) IN CASH............................................                  486                  2,319

             Cash at the beginning period...........................................                   25                    344
                                                                                          ----------------        ---------------

             Cash at end of period..................................................            $     511              $   2,663
                                                                                          ----------------        ---------------
                                                                                          ----------------        ---------------


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. Management does not believe the effect of such reclassifications is material. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                                1999             1998               1999             1998
                                                           --------------    -------------      ------------    --------------
Numerator
    Net Income (loss)                                         $   (1,278)         $  (604)           $ (927)         $ (1,269)
    Preferred Stock dividends                                          -                -                (5)                -
                                                           --------------    -------------      ------------    --------------
    Numerator for basic earnings per share -
        income available to common stockholders                   (1,278)            (604)             (932)           (1,269)
Effect of dilutive securities:
    Preferred Stock dividends                                          -                -                 -                 -
                                                           --------------    -------------      ------------    --------------
    Numerator for diluted earnings per share -
        income available to common stockholders
        after assumed conversions                             $   (1,278)         $  (604)           $ (932)         $ (1,269)
                                                           --------------    -------------      ------------    --------------
                                                           --------------    -------------      ------------    --------------
Denominator:
    Denominator for basic earnings per share -
        weighted average shares outstanding                        6,284            5,809             6,280             5,809
    Effect of dilutive securities:
        Warrants                                                       -                -                 -                 -
        Convertible Preferred Stock                                    -                -                 -                 -
        Stock options                                                  -                -                 -                 -
                                                           --------------    -------------      ------------    --------------
            Dilutive potential common shares                           -                -                 -                 -
                                                           --------------    -------------      ------------    --------------
    Denominator for diluted earnings per share -
        adjusted weighted average share and
        assumed conversion                                         6,284            5,809             6,280             5,809
                                                           --------------    -------------      ------------    --------------
Basic earnings (loss) per share                                 $  (0.20)        $  (0.10)          $ (0.15)         $  (0.22)
                                                           --------------    -------------      ------------    --------------
                                                           --------------    -------------      ------------    --------------
Diluted earnings (loss) per share                               $  (0.20)        $  (0.10)          $ (0.15)         $  (0.22)
                                                           --------------    -------------      ------------    --------------
                                                           --------------    -------------      ------------    --------------


                        CET ENVIRONMENTAL SERVICES, INC.

                     NOTES TO UNAUDITED CONDENSED FINANCIAL
                             STATEMENTS - CONTINUED


NOTE 3. SALE OF SUBSIDIARY. Effective December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation ("WQM") for a sale price of $12.5 million plus an adjustment for net working capital of WQM at November 30, 1998. The Company received $11.3 million at the date of sale and in the first quarter of 1999 received an additional 1.2 million. As of June 30, 1999, the Company has included in other receivables remaining amounts due on the sale of WQM.

NOTE 4. LINE OF CREDIT AND LONG TERM DEBT. On May 30, 1997, the Company entered into a financing agreement (the "Original Agreement") with National Bank of Canada. The Original Agreement provides for a line of credit (the "Credit Facility"), a term loan, and a $0.5 million stand-by letter of credit which in total shall not exceed the lesser of $7.5 million or a percentage of eligible receivables (as defined in the Original Agreement). Interest is payable under the Original Agreement at the Bank's Reference Rate plus .25% (8.25% as of June 30, 1999). The Original Agreement had an expiration date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loan became due and payable. Pursuant to subsequent amendments to the Agreement, the maturity date of the Original Agreement has been extended to August 27, 1999. In addition, the Original Agreement contains certain financial covenants which must be maintained. As of June 30, 1999, the Company was not in compliance with certain of these covenants.

         The Company is currently in the process of working out a new arrangement with National Bank of Canada (Bank). As a result of the EPA suspension (Note 6), the Bank has agreed to extend the current agreement to August 27, 1999. The Bank has reduced the revolver to $6,000,000 from $7,500,000 and has agreed to advance the Company necessary funds on a discretionary basis. The Bank may discontinue advancing funds on the loans at any time. CET's management is currently reviewing its liquidity needs and is planning to investigate other liquidity arrangements.

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

NOTE 6. CONTINGENCIES. On August 10, 1999, CET Environmental Services, Inc. (AMEX: "ENV") received a notice from the Environmental Protection Agency (EPA) that it had been suspended, pending further review, from receiving additional government contracts. The suspension does allow CET to continue performance on existing contracts. The suspension does prevent CET from being awarded new contracts under the provisions of 48 C.F.R. Subpart 9.4 of the Federal Acquisition Regulations. The EPA represents approximately 63% of CET's revenue during 1999. The
         Company has been advised that the EPA's Office of Inspector General Western Investigative Division is in the process of conducting several investigations of the Company relating to the issues underlying the Notice of Suspension. It appears that these investigations are being conducted under the direction of the United States Department of Justice, particularly the United States Attorney's Office for the Western District of Washington in Seattle, Washington. The precise nature of the inquiry being directed by the Department of Justice is not known to the Company at this time, but the Company is presently in the process of attempting to obtain as much information in that regard as possible. CET's management, after a review of available information and consultation with its legal counsel, believes the issues raised do not warrant a suspension. The issues relate to billing and accounting matters occurring in prior years. CET intends to vigorously pursue having the suspension lifted. However, there can be no assurance that the Company will prevail in this matter, and if the suspension is not lifted, it will have an adverse material effect on the Company's financial position, results of operation, and liquidity.

         While the Company's management believes the EPA suspension is not warranted, the uncertain relationship with the EPA and the timing of contract renewals require that certain operational changes be instituted in the near future. Specifically, there is a significant EPA Region 10 contract scheduled for renewal at the end of August 1999, which, under EPA's current interpretation, would preclude CET from being awarded the renewal. The Company is trying to obtain a contract modification which would prevent the Company's being precluded from the award of this renewal. Further, the Company has been informed by the EPA that their position is that CET will receive no new delivery orders until the suspension issue is resolved. Management has met with EPA suspension officials and is vigorously pursuing all administrative and legal avenues to have the suspension lifted. The Company has a 60-90 day existing backlog of EPA work. Other Federal agencies have continued to issue delivery orders to CET under existing contracts. Management is currently preparing a restructuring plan in response to the adverse impact of the EPA suspension. Due to the fact that the suspension occurred only 13 days prior to the filing of this report, there has been insufficient time to estimate the potential restructuring charge. However, management does anticipate that the charge will be significant.

         The Company filed a Complaint and Jury Demand against AquaSource Services and Technologies, Inc. ("AquaSource"), a Texas corporation, on July 15, 1999 for additional amounts due under the Water Quality Management Stock Purchase Agreement. The Company believes AquaSource owes $2.8 million attributable to Net Working Capital and an additional $0.2 million related to expense reimbursements agreed to by the parties. AquaSource filed a Motion to Dismiss the Complaint but has not yet filed an Answer to the Complaint. In view of this litigation, CET's management believes it has adequately provided for potential uncollectable amounts related to this dispute.

         The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company. For a discussion of certain legal proceedings to which the Company is party, see Part I -
         Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         PROJECT REVENUE. Project revenue decreased $7.5 million or 47% from $16.0 million in the quarter ended June 30, 1998 to $8.5 million in the quarter ended June 30, 1999. The decrease results primarily from (i) a $2.8 million decrease in project revenue resulting from the sale of WQM in December 1998 (see also Note 3 to the Company's Condensed Financial Statements); (ii) a decline of $1.4 million in revenue provided by EPA contracts as a result of EPA delays in project commencement; (iii) a decline of $2.2 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business during 1999; and (iv) a decrease of $1.4 million in revenue provided to the Company in 1998 under a Preplaced Remedial Action Contract ("PRAC") with the U.S. Army Corps of Engineers.

         DIRECT COSTS. Direct costs decreased $7.2 million or 55% from $13.5 million or 84% of project revenue in the quarter ended June 30, 1998 to $6.3 million or 74% of project revenue in the quarter ended June 30, 1999. The improvement in direct costs as a percentage of project revenue results primarily from cost overruns incurred in 1998 on one project in the State of Washington. The net effect of this project on the results for the second quarter of 1998 was a negative margin of $0.7 million or 5% of revenue.

         INDIRECT COSTS. Indirect costs increased from 11% of project revenue in the quarter ended June 30, 1998 to 24% of project revenue in the quarter ended June 30, 1999. The increase in indirect costs as a percentage of project revenue results primarily from the decrease in project revenue described above.

         GROSS PROFIT. Gross profit decreased $0.6 million from $0.8 million or a gross margin of 5% in the quarter ended June 30, 1998 to $0.2 million or a gross margin of 2% in the quarter ended June 30, 1999. As described above, the decline in gross margin in 1999 results primarily from the decline in project revenue offset by the improvement in direct costs as a percentage of gross revenue.

         OPERATING EXPENSES. Operating expenses increased $.2 million or 19% for the second quarter ended June 30, 1999, when compared to the second quarter ended June 30, 1998. This increase is primarily due to an increase in insurance expense, legal services, training and minor expense reclassification.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         PROJECT REVENUE. Project revenue decreased $6.0 million or 22% from $27.5 million in the six months ended June 30, 1998 to $21.5 million in the six months ended June 30, 1999. The decrease results primarily from (i) a $4.8 million decrease in project revenue resulting from the sale of WQM in December 1998 (see also Note 3 to the Company's Condensed Financial Statements); (ii) a decline of $1.9 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business during 1999; and (iii) a decrease of $2.0 million in revenue provided to the Company in 1998 under a Preplaced Remedial Action Contract ("PRAC") with the U.S. Army Corps of Engineers. Additionally, despite the decline in the second quarter of 1999, the Company's project revenue provided by EPA contracts increased $2.4 million during 1999.

         DIRECT COSTS. Direct costs decreased $6.8 million or 30% from $22.5 million or 82% of project revenue in the six months ended June 30, 1998 to $15.8 million or 74% of project revenue in the six months ended June 30, 1999. The improvement in direct costs as a percentage of project revenue results primarily from cost overruns incurred in 1998 on one project in the State of Washington.

         INDIRECT COSTS. Indirect costs increased from 13% of project revenue in the six months ended June 30, 1998 to 18% of project revenue in the six months ended June 30, 1999. The increase in indirect costs as a percentage of project revenue results primarily from the decrease in project revenue described above.

         GROSS PROFIT. Gross profit increased $0.5 million from $1.4 million or a gross margin of 5% in the six months ended June 30, 1998 to $1.9 million or a gross margin of 9% in the six months ended June 30, 1999. As described above, the decline in gross margin in 1999 results primarily from the decline in project revenue offset by the improvement in direct costs as a percentage of gross revenue.

         OPERATING EXPENSES. Operating expenses increased $.1 million or 5.4% for the six months ended June 30, 1999, when compared to the six months ended June 30, 1998. Operating costs are primarily fixed and do not fluctuate with volume changes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital declined $3.3 million from $7.8 million as of December 31, 1998 to $4.5 million as of June 30, 1999. The change in working capital results from a decrease in current assets of $14.2 million compared to a decrease in current liabilities of $10.9 million. The decrease in current assets results from a continued reduction in combined receivables of $12.3 million and a decrease in other current assets of $2.3 million resulting from the collection of $1.3 million on the sale of business. The decrease in current liabilities results primarily from a reduction of accounts payable and accrued liabilities of $10.2 million.

         The Company improved its financial position in 1999 with its focus on overall operational improvement. The transition in the Company's financial position in 1999 was primarily the result of the Company's reduction in current liabilities along with its continued reduction in its outstanding receivables. The improvement is evidenced by an improvement of the Company's debt to equity ratio from 1.72 at December 31, 1998 to 0.98 at June 30, 1999. In addition, the Company reduced its combined receivables from 120 days sales outstanding as of December 31, 1998 to 80 days sales outstanding as of June 30, 1999 and reduced accounts payable and accrued expenses by $10.2 million.

         The Company's cash and cash equivalents increased $0.5 million from $0.03 million as of December 31, 1998 to $0.5 million as of June 30, 1999. The increase in cash and cash equivalents is due primarily to cash provided by operating activities of $2.5 million and cash provided by investing activities of $0.6 million offset by cash used in financing activities of $2.6 million. Cash provided by operating activities of $2.5 million results from a combined reduction in receivables of $12.3 million offset by a decrease of $10.2 million in accounts payable and accrued expenses. Cash provided by investing activities of $0.6 million is primarily the result of the receipt of $1.3 million additional proceeds on the sale of WQM offset by a $0.7 million purchase of assets during the six months ended June 30, 1999. Cash used in financing activities of $2.6 million results from a payment of $1.9 million for the redemption of the Company's Preferred Stock (see also Note 5 to the Company's Condensed Financial Statements) and a reduction of $1.2 million in the Company's cash overdraft offset by $0.8 million net borrowings on the Company's line of credit.

         DEBT. As of June 30, 1999, the Company's debt obligations include a financing agreement with National Bank of Canada. The Original Agreement had an expiration date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loans become immediately due and payable. Pursuant to subsequent amendments to the Original Agreement, the maturity date of the Original Agreement has been extended to August 27, 1999. In addition, the Original Agreement contains certain financial covenants which must be maintained. As of June 30, 1999, the Company was not in compliance with certain of these covenants.

         The Company is currently in the process of working out a new arrangement with National Bank of Canada (Bank). As a result of the EPA suspension, the Bank has agreed to extend the current agreement to August 27, 1999. The Bank has reduced the revolver to $6,000,000 from $7,500,000 and has agreed to advance the Company necessary funds on a discretionary basis. The Bank may discontinue advancing funds on the loans at any time. CET's management is currently reviewing its liquidity needs and is planning to investigate other liquidity arrangements.

         CONTINGENCIES. On August 10, 1999, CET Environmental Services, Inc. (AMEX: "ENV") received a notice from the Environmental Protection Agency (EPA) that it had been suspended, pending further review, from receiving additional government contracts. The suspension does allow CET to continue performance on existing contracts. The suspension does prevent CET from being awarded new contracts under the provisions of 48 C.F.R. Subpart
9.4 of the Federal Acquisition Regulations. The EPA represents approximately 63% of CET's revenue during 1999. The Company has been advised that the EPA's Office of Inspector General Western Investigative Division is in the process of conducting several investigations of the Company relating to the issues underlying the Notice of Suspension. It appears that these investigations are being conducted under the direction of the United States Department of Justice, particularly the United States Attorney's Office for the Western District of Washington in Seattle, Washington. The precise nature of the inquiry being directed by the Department of Justice is not known to the Company at this time, but the Company is presently in the process of attempting to obtain as much information in that regard as possible. CET's management, after a review of available information and consultation with its legal counsel, believes the issues raised do not warrant a suspension. The issues relate to billing and accounting matters occurring in prior years. CET intends to vigorously pursue having the suspension lifted. However, there can be no assurance that the Company will prevail in this matter, and if the suspension is not lifted, it will have an adverse material effect on the Company's financial position, results of operation, and liquidity. See also
Note 6 to the Company's Condensed Financial Statements.

         While the Company's management believes the EPA suspension is not warranted, the uncertain relationship with the EPA and the timing of contract renewals require that certain operational changes be instituted in the near future. Specifically, there is a significant EPA Region 10 contract scheduled for renewal at the end of August 1999, which, under EPA's current interpretation, would preclude CET from being awarded the renewal. The Company is trying to obtain a contract modification which would prevent the Company's being precluded from the award of this renewal. Further, the Company has been informed by the EPA that their position is that CET will receive no new delivery orders until the suspension issue is resolved. Management has met with EPA suspension officials and is vigorously pursuing all administrative and legal avenues to have the suspension lifted. The Company has a 60-90 day existing backlog of EPA work. Other Federal agencies have continued to issue delivery orders to CET under existing contracts. Management is currently preparing a restructuring plan in response to the adverse impact of the EPA suspension. Due to the fact that the suspension occurred only 13 days prior to the filing of this report, there has been insufficient time to estimate the potential restructuring charge. However, management does anticipate that the charge will be significant.

         CAPITAL COMMITMENTS. As of June 30, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. During the six months ended June 30, 1999, capital expenditures totaled approximately $0.7 million. Management anticipates an increase in capital expenditures and will fund these expenditures from working capital, term loans and equipment leases.

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

         INTERNAL HARDWARE, SOFTWARE AND TELECOMMUNICATIONS. During the past 9 months, the Company has been and is replacing or adding new equipment to its inventory of network and systems computers. The Company has committed approximately $350,000 for this hardware/software replacement, which has been financed with its cash resources and with lease financing. The hardware includes the Company's organization-wide network systems and servers, telephone systems, and personal computer equipment. The Company will test Year 2000 compliance on this new hardware/software as it is accepted. In addition, the Company has contracted for the replacement of its organization-wide accounting, costing, and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional for use by all of its regional locations. The Vendor has warranted that the software is Year 2000 compliant. System design is substantially complete, customization of the software is scheduled, and the staff training has begun and will continue into the third quarter of 1999. It is estimated that the system will be installed and functional in the 3rd quarter 1999. The cost of this system is expected to be approximately $250,000 including software, hardware and implementation, and training expenses. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project controls, Year 2000 compliance, timely cost capturing, and management reporting. In addition, the Company has reviewed its telecommunications systems, analyzed various options, and purchased a new central telecommunication system that will provide increased functionality associated with multiple office communication requirements. The new system is Year 2000 compliant, and installation was completed during the 2nd quarter 1999. The estimated costs associated with a new telecommunications system are $33,000.

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

         EPA YEAR 2000 COMPLIANCE. The Company has been working with the EPA on their efforts to bring their daily tracking & billing system (RCMS) to Year 2000 compliance. The EPA has been developing a windows-based RCMS, Year 2000 Compliant system and is uncertain when it will be issued to its contractors. Their efforts are currently in the design testing stage. The Company expects some amount of problems that are inherent to conforming to a new windows-based system. Given the current assurances from the EPA of their compliance, the Company is only anticipating the normal conversion problems. (i.e., DOS-based vs. Windows-based interaction).

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a Complaint and Jury Demand against AquaSource Services and Technologies, Inc. ("AquaSource"), a Texas corporation, on July 15, 1999 for additional amounts due under the Water Quality Management Stock Purchase Agreement. The Company believes AquaSource owes $2.8 million attributable to Net Working Capital and an additional $238,000 related to expense reimbursements agreed to by the parties. AquaSource filed a Motion to Dismiss the Complaint but has not yet filed an Answer to the Complaint. See also Note 3 to the Company's Condensed Financial Statements.

         On August 10, 1999, CET Environmental Services, Inc. (AMEX: "ENV") received a notice from the Environmental Protection Agency (EPA) that it had been suspended, pending further review, from receiving additional government contracts. The suspension does allow CET to continue performance on existing contracts. The suspension does prevent CET from being awarded new contracts under the provisions of 48 C.F.R. Subpart 9.4 of the Federal Acquisition Regulations. The EPA represents approximately 63% of CET's revenue during 1999. The
         Company has been advised that the EPA's Office of Inspector General Western Investigative Division is in the process of conducting several investigations of the Company relating to the issues underlying the Notice of Suspension. It appears that these investigations are being conducted under the direction of the United States Department of Justice, particularly the United States Attorney's Office for the Western District of Washington in Seattle, Washington. The precise nature of the inquiry being directed by the Department of Justice is not known to the Company at this time, but the Company is presently in the process of attempting to obtain as much information in that regard as possible. CET's management, after a review of available information and consultation with its legal counsel, believes the issues raised do not warrant a suspension. The issues relate to billing and accounting matters occurring in prior years. CET intends to vigorously pursue having the suspension lifted. However, there can be no assurance that the Company will prevail in this matter, and if the suspension is not lifted, it will have an adverse material effect on the Company's financial position, results of operation, and liquidity. See also Note 6 to the Company's Condensed Financial Statements.

         The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company. For a discussion of certain legal proceedings to which the Company is party, see Part I -
         Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual shareholders meeting held on June 8, 1999, the following matters were voted affirmatively:

         a) Election of the following directors to serve until the next annual shareholders meeting:


                        ----------------------------------------------------------------
                                NOMINEE                 FOR               WITHHELD
                        ----------------------------------------------------------------
                        Craig C. Barto                    5,661,829              78,398
                        ----------------------------------------------------------------
                        Douglas W. Cotton                 5,661,829              78,398
                        ----------------------------------------------------------------



                        Steven H. Davis                   5,661,829              78,398
                        ----------------------------------------------------------------
                        Robert S. Taylor                  5,661,829              78,398
                        ----------------------------------------------------------------
                        George Pratt                      5,661,829              78,398
                        ----------------------------------------------------------------


         b) Confirmation of Grant Thornton LLP as the Company's outside auditors for fiscal year 1999.


                               ----------------------------------------------------
                                      FOR            AGAINST        ABSTENTIONS
                               ----------------------------------------------------
                                   5,693,627          45,000           1,600
                               ----------------------------------------------------


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



                                     CET ENVIRONMENTAL SERVICES, INC.






Dated:  August 23, 1999          By:   /s/ Steven H. Davis
                                     ---------------------------------------
                                       Steven H. Davis, President and Chief
                                                        Executive Officer




                                  By: /s/ Paul C. Kelly
                                     --------------------------------------
                                     Paul C. Kelly, Chief Financial Officer