Form 10-Q
period 1999-09-30
CET ENVIRONMENTAL SERVICES INC
filed 1999-11-19
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1999


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the transition period from ________ to________.



                         Commission File Number 1-13852


                        CET ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                     CALIFORNIA                                         33-0285964
 (State or other jurisdiction of incorporation or            (IRS Employer Identification No.)
                    organization)


    7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO                          80112
       (Address of principal executive offices)                            (Zip Code)


       Registrant's telephone number, including area code: (720) 875-9115



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

As of November 10, 1999, 6,284,288 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                                   SEPTEMBER 30,
                                                                                       1999                  DECEMBER 31,
                                                                                    (UNAUDITED)                  1998
                                                                                ------------------        ------------------

CURRENT ASSETS:
         Cash ..........................................................        $              714        $               25

         Accounts receivable, less allowance for doubtful accounts of
         $447 and $722 in 1999 and 1998, respectively ..................                     6,917                    11,781

         Contracts in process, less allowance for doubtful accounts of
             $119 and $284 in 1999 and 1998, respectively ..............                     5,332                    10,154

         Prepaid expenses and other current assets .....................                     3,431                     4,710
                                                                                ------------------        ------------------

                  Total current assets .................................                    16,394                    26,670

EQUIPMENT AND IMPROVEMENTS, NET ........................................                     3,345                     3,480

OTHER ASSETS ...........................................................                        43                        52
                                                                                ------------------        ------------------

                                                                                $           19,782        $           30,202
                                                                                ==================        ==================













     The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           SEPTEMBER 30,
                                                                               1999          DECEMBER 31,
                                                                            (UNAUDITED)          1998
                                                                             ----------       ----------

         Cash overdraft ...............................................      $      681       $    1,937

         Accounts payable .............................................           6,163           11,383

         Accrued expenses .............................................           1,677            3,249

         Accrued restructuring ........................................             641               --

         Current portion of long-term debt and capital lease
             obligations ..............................................             883            1,067

         Line of credit ...............................................           3,571            1,040

         Other current liabilities ....................................              --              159
                                                                             ----------       ----------

                  Total current liabilities ...........................          13,616           18,835

DEFERRED INCOME TAXES .................................................              --               --

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ..........................             283              251

COMMITMENTS AND CONTINGENT LIABILITIES ................................              --               --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             issued and outstanding 6.3 million and 6.1 million shares
             in 1999 and 1998, respectively ...........................           8,671            8,540

         4% convertible Preferred Stock (no par value) - authorized 5.0
         ..million shares; -0- and 1,710 shares issued and outstanding
             in 1999 and 1998, respectively ...........................              --            1,589

         Paid-in capital ..............................................             105              574

         Retained earnings (deficit) ..................................          (2,893)             413
                                                                             ----------       ----------

                  Total stockholders' equity ..........................           5,883           11,116
                                                                             ----------       ----------

                                                                             $   19,782       $   30,202
                                                                             ==========       ==========


     The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                         THREE MONTHS ENDED SEPTEMBER 30,  NINE  MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------   -------------------------------
                                                              1999             1998             1999            1998
                                                         --------------    -------------   --------------    -------------

PROJECT REVENUE .......................................   $      13,939    $      17,125    $      35,387    $      44,585

PROJECT COSTS
         Direct .......................................          12,426           16,260           28,201           38,787
         Indirect .....................................           1,371            1,952            5,184            5,469
                                                          -------------    -------------    -------------    -------------
                                                                 13,797           18,212           33,385           44,256

                  Gross profit ........................             142           (1,087)           2,002              329

OPERATING EXPENSES
         Selling ......................................             560              431            1,272            1,364
         General and administrative ...................             910              729            2,556            2,032
         Restructuring ................................             913               --              913               --
                                                          -------------    -------------    -------------    -------------
                                                                  2,383            1,160            4,741            3,396
                                                          -------------    -------------    -------------    -------------

                  Operating  income (loss) ............          (2,241)          (2,247)          (2,739)          (3,067)

OTHER INCOME (EXPENSE), NET ...........................            (133)            (356)            (562)            (798)
                                                          -------------    -------------    -------------    -------------

                  Income (loss) before income taxes ...          (2,374)          (2,603)          (3,301)          (3,865)

                  Provision (credit) for income taxes..              --               --               --               --
                                                          -------------    -------------    -------------    -------------

NET INCOME (LOSS) .....................................   $      (2,374)   $      (2,603)   $      (3,301)   $      (3,865)
                                                          =============    =============    =============    =============

Earnings (loss) per common share ......................   $       (0.38)   $       (0.45)   $       (0.53)   $       (0.67)
                                                          =============    =============    =============    =============
Earnings (loss) per common share-assuming dilution ....   $       (0.38)   $       (0.45)   $       (0.53)   $       (0.67)
                                                          =============    =============    =============    =============










     The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ---------------------------------------
                                                                                               1999                    1998
                                                                                          ----------------        ---------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)......................................................          $   (3,301)             $  (3,865)
             Adjustments to reconcile net income to net cash provided by (used in)
                 Operating activities:
                      Depreciation and amortization.................................                  558                  1,149
                      Restructuring charge..........................................                  913                      -
                      Changes in operating assets and liabilities:
                               Decrease (Increase) in accounts receivable...........                4,864                (4,192)
                               Decrease (Increase) in contracts in process..........                4,823                  4,609
                               Decrease (Increase) in prepaid expenses and other assets               857                     38
                               (Decrease) Increase in accounts payable and
                                   accrued expenses.................................              (7,371)                (1,232)
                               Other................................................                (158)                    (3)
                                                                                          ----------------        ---------------
                               Net cash provided by (used in) operating activities..                1,185                (3,496)
                                                                                          ----------------        ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of equipment..................................................                (691)                (1,251)
             Purchase of subsidiary.................................................                    -                  (691)
             Proceeds on sale of  regions...........................................                   50                      -
             Proceeds from sale of subsidiary.......................................                1,250                      -
                                                                                          ----------------        ---------------
                               Net cash provided by (used in) investing activities..                  609                (1,942)
                                                                                          ----------------        ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from issuance of subordinated debt............................                    -                  7,115
             Proceeds from private placement equity offering........................                    -                  1,890
             Payments on debt and capital lease obligations.........................                (467)                  (395)
             Proceeds from exercise of Employee Stock Options.......................                    -                     17
             Preferred Stock dividends..............................................                  (5)                      -
             Preferred Stock redemption.............................................              (1,928)                      -
             Net borrowings on line of credit.......................................                2,531                    781
             Proceeds on loans from shareholders....................................                    -                    825
             Payments on loans from shareholders....................................                    -                  (300)
             Payments on loan to related party......................................                   20                      -
             Bank overdraft.........................................................              (1,256)                      -
                                                                                          ----------------        ---------------
                      Net cash provided by (used in) financing activities...........              (1,105)                  9,933
                                                                                          ----------------        ---------------

             INCREASE (DECREASE) IN CASH............................................                  689                  4,495

             Cash at the beginning period...........................................                   25                    344
                                                                                          ----------------        ---------------

             Cash at end of period..................................................            $     714              $   4,839
                                                                                          ================        ===============





     The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. Management does not believe the effect of such reclassifications is material. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                       1999               1998           1999                1998
                                                   -------------    -------------    -------------    -------------

Numerator
    Net Income (loss)                              $      (2,374)   $      (2,603)   $      (3,301)   $      (3,865)
    Preferred Stock dividends                                 --               --               (5)              --
                                                   -------------    -------------    -------------    -------------
    Numerator for basic earnings per share -
        income available to common stockholders           (2,374)          (2,603)          (3,306)          (3,865)
Effect of dilutive securities:
    Preferred Stock dividends                                 --               --               --               --
    Numerator for diluted earnings per share -
        income available to common stockholders    $      (2,374)   $      (2,603)   $      (3,306)   $      (3,865)
        after assumed conversions                  =============    =============    =============    =============

Denominator:
    Denominator for basic earnings per share -
        weighted average shares outstanding                6,284            5,809            6,282            5,809
    Effect of dilutive securities:
        Warrants                                              --               --               --               --
        Convertible Preferred Stock                           --               --               --               --
        Stock options                                         --               --               --               --
            Dilutive potential common shares       -------------    -------------    -------------    -------------
                                                              --               --               --               --
                                                   -------------    -------------    -------------    -------------
    Denominator for diluted earnings per share -
        adjusted weighted average share and
        assumed conversion                                 6,284            5,809            6,282            5,809
                                                   =============    =============    =============    =============
Basic earnings (loss) per share                    $       (0.38)   $       (0.45)   $       (0.53)   $       (0.67)
                                                   =============    =============    =============    =============
Diluted earnings (loss) per share                  $       (0.38)   $       (0.45)   $       (0.53)   $       (0.67)
                                                   =============    =============    =============    =============

                        CET ENVIRONMENTAL SERVICES, INC.

                     NOTES TO UNAUDITED CONDENSED FINANCIAL
                             STATEMENTS - CONTINUED



NOTE 3. SALE OF SUBSIDIARY. Effective December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation ("WQM") for a sale price of $12.5 million plus an adjustment for net working capital of WQM at November 30, 1998. The Company received $11.3 million at the date of sale and in the first quarter of 1999 received an additional $1.2 million. As of September 30, 1999, the Company has included in other receivables remaining amounts due on the sale of WQM.

NOTE 4. LINE OF CREDIT AND LONG TERM DEBT. In May 1997, the Company entered into a financing agreement (the "Agreement") with National Bank of Canada. The Agreement originally provided for a line of credit (the "Credit Facility"), a term loan, and a $0.5 million stand-by letter of credit which in total would not exceed the lesser of $7.5 million or a percentage of eligible receivables (the "Maximum Loan Availability"). Interest was originally payable under the Agreement at the Bank's Reference Rate plus .25%. The Agreement had an expiration date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loan were due and payable.

          Pursuant to subsequent amendments to the Agreement (collectively the "Amendments"), the maturity date of the Agreement has been extended to January 6, 2000 and National Bank of Canada has agreed to advance the Company necessary funds on a discretionary basis. Additional terms under the Agreement which are amended include:

               (i) reduction of Maximum Loan Availability under the Agreement to the lesser of (a) $3.5 million as of November 5, 1999 (gradually reduced bi-monthly to zero through January 6, 2000) less required reductions or (b) a percentage of eligible receivables (as defined by the Agreement and subsequently amended) reduced by outstanding equipment loans, credit facility and letter of credit;

               (ii) extension of the maturity date of the term loans to November 29, 1999 and exclusion from the receipt of further equipment loans;

               (iii) amendment of the interest rate to the Bank's Reference Rate plus 2% and the letter of credit fee to 3.5% per annum; and

               (iv) addition of certain covenants to include periodic reporting of collateral and financial projections, restricted use of proceeds on the Company's sale of assets and required reimbursement of certain professional fees incurred by the Bank.

          As of September 30, 1999, the Company's debt under its Agreement with National Bank of Canada consisted of $3.6 million outstanding under its credit facility and $0.6 million in equipment loans outstanding. Beginning September 1, 1999 interest is payable under the Agreement at Bank's Reference Rate plus 2% (10.25% at September 30, 1999). Additionally, the Agreement and subsequent Amendments provide for certain financial covenants which must be maintained. As of September 30, 1999, the Company was not in compliance with certain of these covenants.

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

NOTE 6. CONTINGENCIES. On August 10, 1999, the Company received a notice of suspension, pending further review, from the Environmental Protection Agency ("EPA"). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did however allow the Company to continue performance on existing government contracts.

          In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated and an Administrative Agreement ("Administrative Agreement") between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any Federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission and certain restrictions of Company assets without notification to the EPA. In addition, the Administrative Agreement provides for a financial reserve of $0.7 million. Management has been advised that this reserve relates to the resolution of claims filed against the Company related to the Company's Subcontractor Agreement with Environmental Chemical Corporation ("ECC") in which work was performed under an EPA contract (See also Item 1. Legal Proceedings). The financial reserve shall be established by funds withheld by the EPA from current and future EPA invoices, estimated base fee and determined award fees. During the year ended December 31, 1998 the Company recorded sufficient reserves for the ECC's claims.

          In certain circumstances of non-compliance, the EPA has the right under the Administrative Agreement to terminate the agreement and reinstate the Company's suspension. In addition, as defined in the Administrative Agreement, in the case of misconduct by the Company during the EPA's continued investigation the EPA may immediately terminate EPA contracts, subcontracts or further award fees.

          EPA revenue represents approximately 71% and 66%, respectively, of the Company's revenue during the quarter and nine months ended September 30, 1999. Following the notice of suspension, the Company initiated a Restructuring Plan which downsized its operations as a decline in revenues occurred. The Restructuring Plan includes the sale of certain regional offices, regional office downsizing, and closure of certain regional offices. See also Note 7 to the Company's Condensed Financial Statements. Following completion of the Restructuring Plan, the Company will maintain offices in Houston, San Antonio, Denver, Seattle, Tustin and Richmond, CA.

          After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Additionally management intends to cooperate in full but also vigorously defend itself in the EPA's further investigation into the allegations. However, there can be no assurance that further suspension will not occur or that the Company will prevail in this matter. If further suspension occurs, it will have a material effect on the Company's financial position, results of operations and liquidity.

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

          On February 13, 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. In August 1998 the Oregon court determined that the venue for the United States District Court action should be in Utah, and venue for the action was changed accordingly. Road Runner also filed a claim in this action against the Company for breach of contract seeking unspecified damages. The Company has also filed mechanic's liens on certain equipment at the site and against Road Runner's rights in the oil field. The Default Judgments against Road Runner have been awarded in the Tribal Court and Utah state court, and foreclosure proceedings and corresponding asset investigation are in progress. The Company has written off this account receivable.

          In 1998, Environmental Chemical Corporation ("ECC") filed for arbitration against the Company for various claims related to the Company's Subcontractor Agreement under an EPA contract. As discussed above, in November 1999, the Company executed an Administrative Agreement which provides for a financial reserve of $0.7 million. Management has been advised that this reserve relates to the resolution of the claims filed by ECC. The financial reserve shall be established by funds withheld by the EPA from current and future EPA invoices, estimated base fee and determined award fees.

          In 1998, the Company initiated a lawsuit in the U.S. District Court for the Southern District of Texas - Houston Division against PTS Properties, Inc., the building owner, Allchem Industries, Inc. and Fertilizers and Chemicals, Ltd., the chemical owners, and Aqua-Pak, Inc. for collection of an outstanding receivable of $0.4 million from performance of an emergency response in 1997 for Aqua-Pak, Inc. The Company has written off this account receivable. In 1999, two of the defendants settled with the Company for a total received by the Company of $0.2 million. Efforts are being pursued for settlement with the remaining defendant prior to court proceedings.

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

NOTE 7. RESTRUCTURING. In August 1999, following the EPA suspension discussed in Note 6 "Contingencies" above, the Company initiated a restructuring plan ("Restructuring Plan") to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. In September 1999, under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions for proceeds totaling $0.5 million. Also under the Restructuring Plan, in October 1999, the Company closed its regional office located in New Orleans and downsized its regional office in Houston. As a result, the Company recorded a total restructuring charge of approximately $0.9 million, including a $0.3 million non-cash charge for loss on sale of regional offices, in the quarter and nine months ended September 30, 1999.

          Included in the Restructuring Plan is a reserve for personnel reduction and facility reduction costs totaling $0.6 million. Personnel reduction costs totaling $0.2 million include severance payments, retention bonuses, fringe benefits and taxes related to employee termination. Additionally personnel reduction costs include incremental professional fees to develop and implement the Restructuring Plan. Facility reduction costs totaling $0.4 million consist of the cost of fulfilling or buying out existing lease commitments on regional facilities, related costs for equipment leases and facility closure expenses. Facility reduction costs resulting in non-cash charges consist principally of the estimated loss on disposition of operating assets.

          The balance of accrued restructuring at September 30, 1999 includes future cash expenditures of $0.4 million and non-cash expenditures of $0.2 million. The Company estimates that future cash expenditures relating to the Restructuring Plan will be made during the quarter ended December 31, 1999. The Company further believes it has adequate reserves and liquidity as of September 30, 1999 to meet future expenditures related to the Restructuring Plan.

NOTE 8. SUBSEQUENT EVENTS. In October 1999, the Company entered into an asset purchase and assignment agreement (the "Purchase Agreement") with IT Corporation to sell or assign substantially all of the assets in the Company's Seattle Regional office. The Purchase Agreement provides for the assignment of the Company's remaining EPA contract dated January 9, 1997 (the "EPA Contract") and the sale of certain assets and the assumption of certain liabilities and obligations used in, directly associated with and necessary in the performance of the EPA Contract for a sale price of $1.3 million. Closing of the Purchase Agreement is contingent upon the execution of a novation agreement by and between the Company, IT Corporation and the EPA consenting to the assignment of the EPA Contract. As stated in Note 6, EPA revenue represents approximately 71% and 66%, respectively, of the Company's revenue during the quarter and nine months ended September 30, 1999. Upon novation of the EPA contract, CET would receive no further EPA revenue. However, there can be no assurance that approval of the novation will be received from the EPA or that the subsequent closing of the Purchase Agreement will occur.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         PROJECT REVENUE. Project revenue decreased $3.2 million or 19%, from $17.1 million in the quarter ended September 30, 1998 to $13.9 million in the quarter ended September 30, 1999. The decrease results primarily from (i) a $2.2 million decrease in project revenue resulting from the sale of WQM in December 1998 (see also Note 3 to the Company's Condensed Financial Statements) and (ii) a decline of $1.3 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business in 1999. Additionally, in the quarter ended September 30, 1999 the Company experienced an increase of $1.2 million in revenue provided by EPA contracts as a result of delays in project commencement in the second quarter of 1999. This increase in EPA revenue is offset by a $1.0 million reduction in other government contract revenue provided to the Company in 1998 under a Preplaced Remedial Action Contract ("PRAC") with the US Army Corp of Engineers.

         DIRECT COSTS. Direct costs decreased $3.9 million or 24%, from $16.3 million or 95% of project revenue in the quarter ended September 30, 1998 to $12.4 million or 89% of project revenue in the quarter ended September 30, 1999. The improvement in direct costs as a percentage of project revenue in 1999 results primarily from cost overruns incurred in 1998 on one project in the State of Kansas. The net effect of this project on the results for the quarter ended September 30, 1998 was a negative margin of $0.5 million or 5.4% of revenue.

         INDIRECT COSTS. Indirect costs decreased $0.6 million or 30%, from $2.0 million in the quarter ended September 30, 1998 to $1.4 million in the quarter ended September 30, 1999. Additionally, indirect cost is 11% of project revenue in the quarter ended September 30, 1998 and 10% of project revenue in the quarter ended September 30, 1999. Therefore the decrease in indirect costs can be attributed primarily to the decrease in project revenue described above.

         GROSS PROFIT. Gross profit improved $1.2 million, from $(1.1) million or a gross margin of (6)% in the quarter ended September 30, 1998 to $0.1 million or a gross margin of 1% in the quarter ended September 30, 1999. As described above, the improvement in gross margin results primarily from the decline in project costs as a percentage of project revenue from a total of 106% of project revenue in 1998 to 99% of project revenue in 1999.

         RESTRUCTURING. Following the EPA suspension discussed in Note 6 to the Company's Condensed Financial Statements, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. As a result, during the quarter ended September 30, 1999 the Company recorded a restructuring charge totaling $0.9 million, including a $0.3 million non-cash charge for loss on sale of regional offices. See also Note 7 to the Company's Condensed Financial Statements.

         NET INCOME (LOSS). The Company's net loss improved slightly by $0.2 million, from a net loss of $2.6 million in the quarter ended September 30, 1998 to a net loss of $2.4 million in the quarter ended September 30, 1999. As described above, the improvement in net loss is due to a $1.2 million improvement in gross profit resulting from a reduction of project costs as a percentage of project revenue. In addition, the improved gross profit is offset by the $0.9 million restructuring charge recorded by the Company during the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         PROJECT REVENUE. Project revenue decreased $9.2 million or 21%, from $44.6 million in the nine months ended September 30, 1998 to $35.4 million in the nine months ended September 30, 1999. The decrease results primarily from
(i) a $7.0 million decrease in project revenue resulting from the sale of WQM in December 1998 (see also Note 3 to the Company's Condensed Financial Statements);
(ii) a decline of $3.2 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business in 1999; and (iii) a $2.6 million reduction of other government contract revenue as a result of revenue provided to the Company in 1998 under a Preplaced Remedial Action Contract ("PRAC") with the US Army Corp of Engineers. These declines in project revenue are offset by an increase of $3.6 million in revenue provided by EPA contracts.

         DIRECT COSTS. Direct costs decreased $10.6 million or 27%, from $38.8 million or 87% of project revenue in the nine months ended September 30, 1998 to $28.2 million or 80% of project revenue in the nine months ended September 30, 1999. The improvement in direct costs as a percentage of project revenue in 1999 results primarily from cost overruns incurred in 1998 on projects in the State of Kansas and the State of Washington.

         GROSS PROFIT. Gross profit improved $1.7 million, from $0.3 million or a gross margin of 1% in the nine months ended September 30, 1998 to $2.0 million or a gross margin of 6% in the nine months ended September 30, 1999. As described above, the improvement in gross margin results primarily from the decline in project costs as a percentage of project revenue from a total of 99% of project revenue in 1998 to 94% of project revenue in 1999.

         RESTRUCTURING. Following the EPA suspension discussed in Note 6 to the Company's Condensed Financial Statements, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. As a result, during the nine months ended September 30, 1999 the Company recorded a restructuring charge totaling $0.9 million, including a $0.3 million non-cash charge for loss on sale of regional offices. See also Note 7 to the Company's Condensed Financial Statements.

         NET INCOME (LOSS). The Company's net loss improved slightly by $0.6 million, from a net loss of $3.9 million in the nine months ended September 30, 1998 to a net loss of $3.3 million in the nine months ended September 30, 1999. As described above, the improvement in net loss is due to a $1.7 million improvement in gross profit resulting from a reduction of direct costs as a percentage of project revenue. The improved gross profit is offset by the $0.9 million restructuring charge recorded by the Company during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital declined $5.0 million from $7.8 million as of December 31, 1998 to $2.8 million as of September 30, 1999. The change in working capital results from a decrease in current assets of $10.3 million compared to a decrease in current liabilities of $5.2 million. The decrease in current assets results from a continued reduction in combined receivables of $9.7 million and a decrease in other current assets of $1.3 million resulting from the collection of $1.3 million on the sale of business. The decrease in current liabilities results primarily from a reduction of accounts payable and accrued liabilities of $6.8 million offset by a $0.6 million restructure reserve recorded by the Company during the quarter and nine months ended September 30, 1999.

         The Company's financial position has declined in 1999 as a result of the increase in the Company's current obligations and a decline in equity resulting from losses incurred during the quarters ended June 30, 1999 and September 30, 1999. The Company's total obligations have decreased $5.2 million from $19.1 million at December 31, 1998 to $13.9 million at September 30, 1999. However, the Company's shareholders equity has declined $13.1 million. The Company has continued to reduce its combined receivables $9.7 million, from $21.9 million or 120 days sales outstanding at December 31, 1998 to $12.2 million or 80 days sales outstanding at September 30, 1999.

         The Company's cash and cash equivalents increased $0.7 million, from $0.03 million at December 31, 1998 to $0.7 million at September 30, 1999. The increase in cash and cash equivalents results from cash provided to operating activities and investing activities of $1.2 million and $0.6 million, respectively. The cash provided by operating and investing activities is offset by cash used in financing activities of $1.1 million. Cash provided by operating activities of $1.2 million results primarily from a decrease in combined receivables of $9.7 million. This increase in cash is offset by a reduction of accounts payable and accrued expenses of $7.4 million. Cash provided by investing activities of $0.6 million results from the receipt of $1.3 million additional proceeds on the sale of WQM offset by a $0.7 million purchase of assets during the nine months ended September 30, 1999. Cash used in financing activities of $1.1 million results primarily from a payment of $1.9 million for the redemption of the Company's preferred stock (see also Note 5 to the Company's Condensed Financial Statements) and a reduction of $1.3 million in the Company's cash overdraft. This use of cash in financing activities is offset of by net borrowings of $2.5 million on the Company's line of credit.

         DEBT. As of September 30, 1999, the Company's debt obligations included a financing agreement with National Bank of Canada consisting of $3.6 million outstanding under its credit facility and $0.6 million in equipment loans outstanding. The Agreement had an original maturity date of May 30, 1999 upon which amounts outstanding under the Credit Facility and term loans became immediately due and payable. Pursuant to Amendments to the Agreement, the maturity date of the Agreement has been extended to January 6, 2000 and National Bank of Canada has agreed to advance the Company necessary funds on a discretionary basis. Additional amendments include (i) gradual reduction of the Maximum Loan Availability from $3.5 million as of November 5, 1999 to zero on January 6, 2000; (ii) extension of the maturity date of the term loans to November 29, 1999 and exclusion from the receipt of further equipment loans; (iii) adjustment of the interest rate to Bank's Reference Rate plus 2% and the letter of credit fee to 3.5% per annum; and (iv) the addition of certain covenants including periodic reporting of collateral and financial projections and restricted use of proceeds on the Company's sale of assets. See also Note 4 to the Company's Condensed Financial Statements.

         The Company is seeking alternate financing sources for use in future operating activities and strategic alternatives. However, under its current financing agreement with National Bank of Canada, the Bank may discontinue advancing funds on the loans at any time. Management believes that it will be successful in obtaining alternate sources of financing and that future cash flows from operations and funds available under these financing arrangements will be sufficient to fund the Company's immediate needs for working capital. However, there can be no assurance that funds available under the current Agreement will not be discontinued or that alternate financing sources can be successfully negotiated both of which could have a material effect on the Company's financial position, operating activities and liquidity.

         CONTINGENCIES. On August 10, 1999, the Company received a notice of suspension, pending further review, from the Environmental Protection Agency ("EPA"). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did however allow the Company to continue performance on existing government contracts.

         In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated and an Administrative Agreement between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any Federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission and certain restrictions of Company assets without notification to the EPA. In addition, the Administrative Agreement provides for a financial reserve of $0.7 million. Management has been advised that this reserve relates to the resolution of claims filed against the Company related to the Company's Subcontractor Agreement with Environmental Chemical Corporation ("ECC") in which work was performed under an EPA contract (See also Item 1. Legal Proceedings). The financial reserve shall be established by funds withheld by the EPA from current and future EPA invoices, estimated base fee and determined award fees. During the year ended December 31, 1998 the Company recorded sufficient reserves for the ECC's claims.

         In certain circumstances of non-compliance, the EPA has the right under the Administrative Agreement to terminate the agreement and reinstate the Company's suspension. In addition, as defined in the Administrative Agreement, in the case of misconduct by the Company during the EPA's continued investigation the EPA may immediately terminate EPA contracts, subcontracts or further award fees.

         EPA revenue represents approximately 71% and 66%, respectively, of the Company's revenue during the quarter and nine months ended September 30, 1999. Following the notice of suspension, the Company initiated a Restructuring Plan which downsized its operations as a decline in revenues occurred. The Restructuring Plan includes the sale of certain regional offices, regional office downsizing, and closure of certain regional offices. See also Note 7 to the Company's Condensed Financial Statements. Following completion of the Restructuring Plan, the Company will maintain offices in Houston, San Antonio, Denver, Seattle, Tustin and Richmond, CA.

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Additionally management intends to cooperate in full but also vigorously defend itself in the EPA's further investigation into the allegations. However, there can be no assurance that further suspension will not occur or that the Company will prevail in this matter. If further suspension occurs, it will have a material effect on the Company's financial position, results of operations and liquidity.

         In October 1999, the Company entered into an asset purchase and assignment agreement (the "Purchase Agreement") with IT Corporation to sell or assign substantially all of the assets in the Company's Seattle Regional office. The Purchase Agreement provides for the assignment of the Company's remaining EPA contract dated January 9, 1997 (the "EPA Contract") and the sale of certain assets and the assumption of certain liabilities and obligations used in, directly associated with and necessary in the performance of the EPA Contract for a sale price of $1.3 million. Closing of the Purchase Agreement is contingent upon the execution of a novation agreement by and between the Company, IT Corporation and the EPA consenting to the assignment of the EPA Contract. EPA revenue represents approximately 71% and 66%, respectively, of the Company's revenue during the quarter and nine months ended September 30, 1999. Upon novation of the EPA contract, CET would receive no further EPA revenue. However, there can be no assurance that approval of the novation will be received from the EPA or that the subsequent closing of the Purchase Agreement will occur.

         CAPITAL COMMITMENTS. As of September 30, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. During the nine months ended September 30, 1999, capital expenditures totaled approximately $0.7 million.

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

         Internal Hardware, Software and Telecommunications. During the past nine months, the Company has been and is replacing or adding new equipment to its inventory of network and systems computers. The Company has committed approximately $350,000 for this hardware/software replacement, which has been financed with its cash resources and with lease financing. The hardware includes the Company's organization-wide network systems and servers, telephone systems, and personal computer equipment. The Company tested Year 2000 compliance on the new hardware/software as it was accepted. In addition, the Company is upgrading its current financial application software. The Vendor has warranted that the software is Year 2000 compliant. System design is substantially complete, desktop computers have been tested, and the Company is in the process of correcting any problems that are encountered. In addition, the Company reviewed its telecommunications systems, analyzed various options, and purchased a new central telecommunication system that provides increased functionality associated with multiple office communication requirements. The new system is Year 2000 compliant, and installation was completed during the second quarter 1999. The cost associated with a new telecommunications system was approximately $33,000.

         In addition to the above activities, the Company is in the final process of completing a full inventory and assessment of its computer hardware, software, and equipment with embedded devices. It is anticipated that this process will be completed by November 1999. Management intends to identify any remaining remedial efforts that may be required to ensure its internal hardware and software systems are Year 2000 complaint.

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

         EPA Year 2000 Compliance. The Company has been working with the EPA on their efforts to bring their daily tracking & billing system (RCMS) to Year 2000 compliance. The EPA utilizes a DOS-based RCMS which, based on EPA representation, will be Year 2000 compliant.

         While the Company may be vulnerable to other companies' Year 2000 compliance failures, the Company believes that it is well positioned to minimize the Year 2000 impact. The Company believes that with the implementation of its new hardware, software, up-grades to our office equipment, and completion of its assessment of vendors and clients, the possibility of significant interruptions of normal operations has been greatly reduced.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On August 10, 1999, the Company received a notice of suspension, pending further review, from the Environmental Protection Agency ("EPA"). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did however allow the Company to continue performance on existing government contracts.

         In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated and an Administrative Agreement between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any Federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In certain circumstances of non-compliance, the EPA has the right under the Administrative Agreement to terminate the agreement and reinstate the Company's suspension. In addition, as defined in the Administrative Agreement, in the case of misconduct by the Company during the EPA's continued investigation the EPA may immediately terminate EPA contracts, subcontracts or further award fees. EPA revenue represents approximately 71% and 66%, respectively, of the Company's revenue during the quarter and nine months ended September 30, 1999. Following the notice of suspension, the Company initiated a Restructuring Plan which downsized its operations as a decline in revenues occurred.

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Additionally management intends to cooperate in full but also vigorously defend itself in the EPA's further investigation into the allegations. However, there can be no assurance that further suspension will not occur or that the Company will prevail in this matter. If further suspension occurs, it will have a material effect on the Company's financial position, results of operations and liquidity. See also Note 6 and 7 to the Company's Condensed Financial Statements.

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

         On February 13, 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. In August 1998 the Oregon court determined that the venue for the United States District Court action should be in Utah, and venue for the action was changed accordingly. Road Runner also filed a claim in this action against the Company for breach of contract seeking unspecified damages. The Company has also filed mechanic's liens on certain equipment at the site and against Road Runner's rights in the oil field. The Default Judgments against Road Runner have been awarded in the Tribal Court and Utah state court, and foreclosure proceedings and corresponding asset investigation are in progress. The Company has written off this account receivable.

         In 1998, Environmental Chemical Corporation ("ECC") filed for arbitration against the Company for various claims related to the Company's Subcontractor Agreement under an EPA contract. As discussed above, in November 1999, the Company executed an Administrative Agreement which provides for a financial reserve of $0.7 million. Management has been advised that this reserve relates to the resolution of the claims filed by ECC. The financial reserve shall be established by funds withheld by the EPA from current and future EPA invoices, estimated base fee and determined award fees. See also Note 6 to the Company's Condensed Financial Statements.

         In 1998, the Company initiated a lawsuit in the U.S. District Court for the Southern District of Texas - Houston Division against PTS Properties, Inc., the building owner, Allchem Industries, Inc. and Fertilizers and Chemicals, Ltd., the chemical owners, and Aqua-Pak, Inc. for collection of an outstanding receivable of $0.4 million from performance of an emergency response in 1997 for Aqua-Pak, Inc. In 1999, two of the defendants settled with the Company for a total received by the Company of $0.2 million. Efforts are being pursued for settlement with the remaining defendant prior to court proceedings.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1* Administrative Agreement between United States Environmental
               Protection Agency ("EPA") and the Registrant.

         10.2* Seventh Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

         10.3* Ninth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

         10.4* Eleventh Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

         10.5* Thirteenth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

         10.6* Fourteenth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

         27*   Financial Data Schedule


               *Filed Herewith Electronically


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                  CET ENVIRONMENTAL SERVICES, INC.






Dated:  November 18, 1999         By:     /s/ Steven H. Davis
                                          --------------------------------------
                                          Steven H. Davis, President and
                                          Chief Executive Officer



                                  By:      /s/ Dale W. Bleck
                                           -------------------------------------
                                           Dale W. Bleck, Interim Chief
                                           Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

 10.1*         Administrative Agreement between United States Environmental
               Protection Agency ("EPA") and the Registrant.

 10.2*         Seventh Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

 10.3*         Ninth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

 10.4*         Eleventh Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

 10.5*         Thirteenth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

 10.6*         Fourteenth Amendment to Loan and Security Agreement and Loan
               Documents between National Bank of Canada and the Registrant.

 27*           Financial Data Schedule


               *Filed Herewith Electronically