Form 10-K
period 1999-12-31
CET ENVIRONMENTAL SERVICES INC
filed 2000-03-30
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: DECEMBER 31, 1999
                           Commission File No. 1-13852



                        CET ENVIRONMENTAL SERVICES, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                       CALIFORNIA                                                     33-0285964
--------------------------------------------------------------        ---------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification Number)

              7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO 80112
          -------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)



Issuer's telephone number, including area code:  (720) 875-9115
Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X    No   ,
                                        ---     ---

As of March 21, 2000, there were 6,284,288 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $5,635,000.

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

                                     PART I

ITEM 1. BUSINESS.


The Company

         The Company was incorporated in February 1988 under the name "Thorne Environmental, Inc." to conduct business in environmental consulting, engineering, remediation, and construction. The Company's initial growth resulted from its successful performance of emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government and various commercial clients. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors.

         The Company was suspended by the Environmental Protection Agency in August, 1999. This action caused significant short-term revenue loss. Shortly after the notice of suspension was received, the Company was notified by its bank, National Bank of Canada, that it required full repayment of the Company's loan. These events necessitated that the Company rapidly downsize its operations and change the focus of its ongoing operations.

         The Company is completing its existing government programs contractual obligations. However, the Company has decided not to pursue any further contracting relationship with the Environmental Protection Agency and the Department of Defense. As described in detail further in this Section, the Company is attempting to assign and sell this portion of the Company's business operations.

         The Company's strategy has been to distinguish itself in the market by providing full-service environmental contracting, water and wastewater treatment, and emergency response services. Through several major government contracts and a diversified commercial client base, the Company provides turnkey waste management for a complete range of water, soil, and air pollution issues. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, thermal desorption, soil washing, and groundwater remediation systems. The Company also offers a variety of services in support of municipal and industrial water and wastewater treatment, military base closures, and other operations with significant environmental components. The Company believes it has gained a solid reputation for promptly providing cost-effective and innovative remediation and treatment solutions.

         In July 1995, the Company completed an initial public offering of 1.2 million shares of its Common Stock, and in August 1995, sold an additional 0.2 million shares pursuant to an overallotment option. The net proceeds to the Company from the public offering were approximately $5.8 million. Concurrent with the IPO, the Company became listed on the American Stock Exchange under the symbol "ENV." In conjunction with the offering, warrants for an additional 120,000 shares of Common Stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $6.00 per share subject to certain price adjustments for five years from the date of the offering.

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

         In August 1997, the Company acquired all of the outstanding stock of Water Quality Management Corporation, a Colorado corporation ("WQM"), in a cash transaction. WQM was engaged in the operation and maintenance of municipal and industrial water and wastewater treatment facilities. WQM was operated as a wholly owned subsidiary of the Company.

         In January 1998, the Company acquired all of the outstanding stock of H2O Construction and Maintenance, Inc. a Colorado corporation ("H2O"), for cash and notes. H2O was engaged in the construction, operation and maintenance of water and wastewater treatment, collection and distribution facilities. H2O provides services to both public and private sector clients. As a result of the purchase, H20 was merged with WQM, a wholly owned subsidiary of the Company.

         In December 1998, the Company sold all of the outstanding stock of WQM and H2O for $12.5 million to AquaSource Services and Technologies, Inc. In addition to the $12.5 million, additional consideration may be paid based on the final audit of working capital levels. The Company recorded a gain of $10.2 million and received $11.3 million at the date of sale, and in the first quarter of 1999 received an additional $1.25 million. As of December 31, 1999, the Company has included in other receivables approximately $1.5 million remaining from amounts due on the sale of WQM. In February 2000, the Company and AquaSource signed a settlement agreement resolving the amounts due between the parties (see Item 3. Legal Proceedings).

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

         In January 1999, the Company redeemed the remaining shares of Preferred Stock for $1,927,400 plus $4,873 of unpaid dividends through the date of redemption. The warrants issued in connection with the preferred stock remain outstanding.

         In August, 1999, the Company received a notice of suspension, pending further review, from the Environmental Protection Agency ("EPA"). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did, however, allow the Company to continue performance on existing government contracts.

         In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated; and an Administrative Agreement ("Administrative Agreement") between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any Federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission, and certain restrictions of Company assets.

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Additionally, management intends to cooperate in full but also vigorously defend itself in the EPA's further investigation into the allegations. However, there can be no assurance that further suspension will not occur or that the Company will prevail in this matter. If further suspension occurs, it will have a material effect on the Company's financial position, results of operations and liquidity.

         In August 1999, following the EPA suspension, the Company initiated a restructuring plan ("Restructuring Plan") to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. In September 1999, under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions for proceeds totaling $0.5 million. Also under the Restructuring Plan, in October 1999, the Company closed its regional offices located in New Orleans and Houston.

         In October 1999, the Company entered into an Asset Purchase and Assignment Agreement (the "IT Purchase Agreement") with IT Corporation to sell or assign substantially all of the assets in the Company's Seattle Regional office for a sales price of $1.3 million. The IT Purchase Agreement provides for the assignment of the Company's remaining EPA contract dated January 9, 1997 (the "EPA Contract") and the sale of certain assets and the assumption of certain liabilities and obligations used in, directly associated with, and necessary in the performance of the EPA Contract. Closing of the IT Purchase Agreement is contingent upon the execution of a novation agreement by and between the Company, IT Corporation and the EPA consenting to the assignment of the EPA Contract. The closing of this IT Purchase Agreement is also contingent on the normal closing conditions including the continued accuracy of representation and warranties, no material adverse changes, and the receipt of necessary consents from other parties. As discussed in Note C to the Company's Consolidated Financial Statements, EPA revenue represents approximately 60%, 50% and 39%, respectively, of the Company's revenue for the years ending December 31, 1999, 1998 and 1997. Upon novation of the EPA contract, the Company would receive no further EPA revenue. However, there can be no assurance that approval of the novation will be received from the EPA or that the subsequent closing of the IT Purchase Agreement will occur. At the date of this report, the parties are still in discussions with the EPA concerning the proposed novation.

         In December 1999, the Company entered into an Asset Purchase Agreement (the "CAPE Purchase Agreement ") with Cape Environmental Management, Inc. ("CAPE") to sell or assign substantially all of the assets in the Company's Tustin, California operations for a sale price of $2.1 million. The CAPE Purchase Agreement provides for the assignment of certain federal/non-EPA and commercial contracts, the sale of certain assets, and the assumption of certain liabilities directly associated with the performance of the contracts. Closing of the CAPE Purchase Agreement is contingent upon the execution of a novation agreement by and between the Company, CAPE, and the U.S. Defense Contract Management Command ("DCMC") consenting to the assignment of the federal contracts. The related federal contracts consist of the Pre-Placed Remedial Action Contracts ("PRAC"), the Air Force Center for Environmental Excellence ("AFCEE"), the Total Environmental Restoration Contract ("TERC"), and the McClellan Environmental Technologies Remediation Implementation Contract ("METRIC"). The closing of this CAPE Purchase Agreement is also contingent on the normal closing conditions including the continued accuracy of representation and warranties, no material adverse changes, and the receipt of necessary consents from other parties. Upon novation, the Company would receive no further federal revenue which consisted of approximated 8%, 12% and 9% for the years ending December 31, 1999, 1998 and 1997. In addition, the Company will enter into a non-compete agreement with CAPE which would prohibit the Company from performing environmental remediation services for the Department of Defense, with certain limited exceptions, anywhere in the United States, or for certain customers in California. The non-compete agreement would be for a term of four years. However, there can be no assurance that approval of the novation will be received from the DCMC or that the subsequent closing of the CAPE Purchase Agreement will occur. At the date of this report, the parties are still in discussions with the DCMC concerning the proposed novation.

         In February 2000, the Company closed its Richmond, California office and transferred field equipment, office equipment and other assets to the Company's other locations, primarily to a project located near Hercules, California.

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

         The never ending need for clean pure water, the aging of the U.S. water and wastewater treatment facilities, the trend of public municipalities towards privatization, and recent regulatory pressure, has expanded the U.S. water market to new highs. The Environmental Review, the EPA's first survey of drinking-water utilities after reauthorization of the Safe Drinking Water Act in 1997, suggested that communities nationwide will need to spend around $12.1 billion "in the immediate future" to protect drinking water supplies. The EPA has also estimated that, over the next two decades, some $137 billion will need to be spent to build new wastewater-treatment plants or to improve existing ones. And the Water Environment Federation, a trade group, projects that the roughly 55,000 community water systems in the U.S. will need to spend some $330 billion over the next two decades to improve their water infrastructure. Public municipalities are becoming aware that considerable savings can be obtained by outsourcing the operations, management, and maintenance of their water-treatment facilities to private water-specialty firms. There remains approximately 24,000 government-owned-and-operated water authorities in the U.S. serving almost 80% of U.S. citizens.

         Since 1994, increased pressure to create uses for contaminated and idle properties has driven a rise in industrial redevelopment or "Brownfield" site remediation programs. The term "Brownfield" comes from an EPA-sponsored program to study the redevelopment of "abandoned, idled, or underused industrial facilities where expansion or redevelopment is complicated by real or perceived environmental contamination" (U.S. EPA). The exact number of Brownfield sites is unclear; however, their existence and a governmental effort to facilitate their cleanup have created an opportunity for full service remediation as well as financial participation in the redevelopments.

Organization of the Company

         The Company is organized into three primary business lines: industrial services, which includes water and wastewater treatment, facility cleaning, operation, maintenance, construction, closures, and emergency response; environmental remediation; and government programs. This is overlaid with a geographic structure in which each office is able to provide manpower and equipment to support projects in each of the business lines.

         The Company uses the following resources to provide turnkey services to its customers:

         o Registered engineers, geologists, and environmental scientists for performing investigations and remediation feasibility studies.

         o Engineers, scientists, and construction managers to design remediation and water/wastewater treatment systems from the conceptual stage through final design.

         o Manpower and equipment for performing site preparation such as excavation, grading, berming and hauling soil; removal of obstacles (i.e., drums, transformers, USTs, and piping); and dismantling ASTs.

         o Manpower and specialized equipment for erecting or installing remediation equipment, support buildings, and enclosures for remediation of contaminated soil, water, sludge or sediment.

Services and Products Provided by the Company

         The Company provides full turnkey environmental services for remediation of non-hazardous, hazardous, and toxic waste on a planned and emergency basis, industrial services, and water and wastewater treatment. This can include assessment and characterization studies, conceptual design, detail design, construction and installation, decontamination and demolition, and operation and maintenance. By offering turnkey services, the Company believes it enjoys a competitive advantage in soliciting new customers, as well as in obtaining follow-on contracts that may be tangential or unrelated to the original scope of work.

         Industrial Services. The Company performs a variety of industrial services, including maintenance and construction work for numerous groundwater treatment and remediation systems. The Company has also provided clients with a range of water, wastewater, and industrial wastewater treatment services. Detailed services include preventive and corrective maintenance, as well as replacement and emergency maintenance; industrial vacuuming of wet/dry materials; and construction of full-scale facilities, installation of off-the-shelf systems, and retrofitting of existing systems.

         The Company provides plant services to industrial clients as an outside contractor, or by offering full- or part-time onsite personnel on a contract basis. These services include:

         o        Tank and sump services

         o        Water and wastewater treatment

         o        Specialty construction

         o        Plant operation and maintenance

         o        Waste management and removals

         o Regulatory agency coordination and permitting, regulatory management outsourcing, and compliance audits

         o        Waste area construction/closures

         o        Facility closures

         o        Emergency response

         Environmental Remediation Services. The Company provides full-scale turnkey environmental remediation services that range from Phase I environmental assessments and remedial investigation/feasibility studies (RI/FSs) to the design, construction, and operation of remediation systems. The Company does not promote a single technology but recommends the remediation methods that provide the most cost-effective and timely mitigation.

         The Company has developed a Brownfields Redevelopment Program that has proven success in quickly and cost-effectively returning underutilized properties to productive use. The cornerstone of this Program is CET's integrated expertise in site assessment, remediation, and regulatory approval.

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

         The Company continues to perform work for the Environmental Protection Agency and the Department of Defense. As previously discussed in this Section under the heading "The Company", the Company has contracted for the sale of the government programs business. While the Company will complete its existing government program contractual obligations, it does not intend to procure new environmental contracts with either the Environmental Protection Agency or the Department of Defense.

Customers

         The Company's customers include federal, state, and local government agencies and commercial enterprises including Fortune 500 companies.

         In August 1999, the Company secured a $16.0 million "brownfield" remediation contract at a former explosives manufacturing plant near Hercules, California. The project involves multiple phases including soil removal & disposal; commercial development consisting of sewer, storm drain, roadway, and sanitary sewer lift station construction; and wetland restoration. There remains approximately $13.0 million of work to be completed in 2000.

         The Company continues to perform work for the Environmental Protection Agency and the Department of Defense. As previously discussed in this Section under the heading "The Company", the Company has contracted for the sale of the government programs business. While the Company will complete its existing government program contractual obligations, it does not intend to procure new environmental contracts with either the Environmental Protection Agency or the Department of Defense.

Business Strategy

         The Company plans to capitalize on the following trends:

         o The demand for consultation and construction to upgrade existing water and wastewater treatment facilities within the U.S. presents an opportunity for the Company.

         o The privatization or outsourcing of public municipalities' water and wastewater treatment facilities operation and maintenance offers untapped areas of growth within the industry.

         o The U.S. EPA's Brownfields Economic Redevelopment Initiative, various state voluntary cleanup programs, and a maturing of the environmental marketplace have reduced the risk and uncertainty of selling, buying, and financing underutilized or Brownfield sites, creating an opportunity to redevelop prime land that was previously "untouchable" due to contamination.

         o Remediation at active industrial sites under the RCRA corrective action program represents an important private sector segment in an early stage of development.

         o To meet special requirements and budget constraints, industrial facilities are increasingly outsourcing environmental-related maintenance and construction services. The Company is targeting these facilities to perform this work on a contract basis or offering full- or part-time personnel on site.

         The Company's strategy to capitalize on these trends emphasizes the following key elements:

         Diversification through Controlled Expansion. The Company seeks controlled growth and diversification by providing its services to additional industries and by broadening the mix of related services performed for each client. Management has identified several areas of interest for expansion including additional work in the areas of water and wastewater treatment facilities' construction, operation and maintenance, U.S. military base closure services, in-plant services for industrial clients, and redevelopment of Brownfield properties.

         Emphasis on Recurring Revenue. The Company seeks to expand its base of recurring revenue sources to mitigate the cyclical nature of the environmental remediation services industry. The Company is on appropriate approved-contractor lists with its large corporate customers whereby the Company is invited to bid on future environmental engineering/remediation projects. Inclusion on such lists is a result of the Company having completed prior contracts to the satisfaction of these customers. The Company also intends to increase the number of operations and maintenance contracts, both for industrial services and water/wastewater facilities. These contracts are generally longer term, providing a more sustainable revenue base.

         Commitment to Quality. Management believes that the long-term success of the Company depends upon its reputation with customers and government regulators for performing top quality turnkey services. The Company must continue to distinguish itself with private and government sector customers by maintaining competence in various state-of-the-art, technology-based remediation and treatment alternatives, and by efficient and effective jobsite performance.

         Professional Marketing and Management. The Company is committed to maintaining a professional marketing and project management staff that understands the needs and requirements of its various customers, that can accurately evaluate requests for proposals and invitations to bid, and that responds in a timely manner with high-quality comprehensive formal proposals. This includes understanding the intricacies of the detailed and time-consuming process associated with bidding and managing projects. The Company uses non-proprietary specialized software for job cost accounting to assist with both bidding and managing projects.

         Stable Work Force. The Company strives to maintain a stable, dedicated work force of experienced professionals, managers, administrative personnel, and trained operators and laborers. The Company seeks to attract and retain such employees by providing fair compensation, incentives, and a dynamic work environment. The Company maintains a comprehensive program for providing health and safety training related to hazardous material exposure, in full compliance with the highest standards set forth by federal and other applicable regulatory agencies. Management believes that the Company's experienced work force will continue to contribute to the Company's excellent safety record, reducing insurance costs, and increasing customer satisfaction.

         Ownership of Equipment. The Company attempts to purchase specialized emergency response and remediation equipment, thereby providing the Company with key business advantages, including reduced operating costs, greater flexibility in scheduling the use of resources (equipment, personnel, etc.) and greater reliability in meeting contractually-defined performance timetables and deadlines. The Company typically rents non-specialized equipment such as backhoes and excavators.

Marketing

         The Company has a dedicated marketing staff of sales professionals, proposal writers, technical editors, and project estimators. A significant portion of new business is derived from current customers seeking services for additional sites and new needs. The Company has developed ongoing relations with a broad range of customers in various industries and geographical sites.

         The marketing organization is primarily decentralized. Sales leads and customer relationships are developed on a regional basis by the Regional Manager, Project Managers, or the Business Development Manager. Individual contracts have an award value of $25,000 to $100,000 for the performance of specific tasks, and from $125,000 to $7,000,000 for comprehensive turnkey services.

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

Competition

         The environmental industry in the United States has developed rapidly since the passage of RCRA in 1976 and is highly competitive. The industry is going through a rapid transition resulting from several mergers and consolidations during the last two years. Several key players have emerged but the industry still has numerous small- and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediation, etc.).

         Because the Company operates in many sectors of the environmental industry, the Company can adapt to changes in the marketplace by allocating its resources to the industry sector in which the business opportunities exist. Management believes that the keys to success in the industry today are service and capabilities. The Company will continue to focus on the application of new technology, as well as innovative applications of existing technologies, and continue providing high quality services to its customers.

         Management believes that the primary factors of competition are price, technological capabilities, reputation for quality and safety, relevant experience, availability of machinery and equipment, financial strength, knowledge of local markets and conditions, and estimating abilities. Management believes that the Company has competed and will continue to compete favorably on the basis of the foregoing factors. However, many of the Company's competitors have financial and capital equipment resources greater than that of the Company. Additionally, at any time and from time to time, the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges that will be posed by its competition in the future.

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

Bonding Requirements

         Commercial remediation projects, as well as federal, state, and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed, and payment bonds guarantee that vendors will be paid for equipment and other purchases. Contractors without adequate bonding may be ineligible to bid or negotiate on many projects. The Company has frequently been required to obtain such bonds, and it should be assumed that the Company will continue to be required to obtain such bonds in the future. The Company obtains required bonds on a case-by-case basis as needed and has not experienced any problems in obtaining necessary bonds. The Company could experience such difficulties in the future if its total amount of bonds outstanding exceeds the limits imposed by bonding companies based on the financial condition of the Company at any given time. Bonds typically cost between 1% and 3% of the cost of a project. To date, no payments have been made by any bonding company for bonds issued for the Company.

Employees

         As of March 2000, the Company employed approximately 73 employees full-time and 71 part-time at its four offices, including three Company officers. If the Asset Purchase and Assignment Agreement for the Seattle office and Environmental Protection Agency contract is completed, the total of full time employees will be decreased by 15 and the total of part-time employees will be decreased by 30. In addition, if the Asset Purchase Agreement for the Tustin office, certain commercial contracts, and the Department of Defense contracts is completed, the total of full-time employees will be decreased by 26 and the total of part-time employees total will be decreased by 26. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

         The operations of the Company are substantially dependent upon its executive officers. The Company has no employment contracts with these persons, and the loss of their services could have a material adverse effect on the Company. The Company's further success will also depend significantly on its ability to attract and retain additional skilled personnel, including highly trained technical personnel, project managers and supervisors. The Company believes it currently has adequate qualified supervisory personnel, but there is no assurance that experienced and qualified management level personnel will be available to the Company in the future to fill positions as needed.

ITEM 2. PROPERTIES.

         The Company headquarters and administrative facilities are located at 7032 S. Revere Parkway, Englewood, Colorado, in approximately 12,027 square feet of leased office space. The lease expires May 31, 2004. The Company's corporate and administrative functions are conducted from these facilities.

         The Company's services are conducted from the following locations:

                                                                                                              CURRENT
                                                                                       LEASE                  MONTHLY
                                                                    SQ. FT           EXPIRATION                 RENT
          -----------------------------------------------------   ----------   ------------------------   ---------------
          14761 BENTLEY CIRCLE
          TUSTIN, CALIFORNIA  ***                                   18,490        April 14, 2002              $ 10,909.00
          -----------------------------------------------------   ----------   ------------------------   ---------------
          170 WEST DAYTON, STE. 106A
          EDMONDS, WASHINGTON
          (OFFICE)  **                                               6,920        March 31, 2001*                7,519.00
          -----------------------------------------------------   ----------   ------------------------   ---------------
          170 WEST DAYTON, STE. 106 B-D
          EDMONDS, WASHINGTON
          (WAREHOUSE)  **                                            5,568        March 31, 2001*                3,822.00
          -----------------------------------------------------   ----------   ------------------------   ---------------
          7032 S. REVERE PARKWAY
          ENGLEWOOD, COLORADO                                       12,027        May 31, 2004                  11,025.00
          -----------------------------------------------------   ----------   ------------------------   ---------------
          100 N. E. LOOP 410, STE. 1200
          SAN ANTONIO, TEXAS  ***                                      150        Month to Month                   414.00
          -----------------------------------------------------   ----------   ------------------------   ---------------

               * CONTAINS AN OPTION TO RENEW OR EXTEND THE LEASE.

           ** INCLUDED IN THE ASSETS UNDER THE IT PURCHASE AGREEMENT.

          *** INCLUDED IN THE ASSETS UNDER THE CAPE PURCHASE AGREEMENT.


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

         In 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. In August 1998 the Oregon court determined that the venue for the United States District Court action should be in Utah, and venue for the action was changed accordingly. Road Runner also filed a claim in this action against the Company for breach of contract seeking unspecified damages. The Company has also filed mechanic's liens on certain equipment at the site and against Road Runner's rights in the oil field. The Default Judgments against Road Runner have been awarded in the Tribal Court and Utah state court, and foreclosure proceedings and corresponding asset investigation are in progress. This account receivable was written off in 1998.

         In 1998, the Company filed for arbitration against Environmental Chemical Corporation ("ECC") for various claims related to a Subcontractor Agreement under an Environmental Protection Agency ("EPA") contract. A Settlement Agreement was executed by the parties on November 30, 1999 which required the Company to pay to ECC $826,000 for work performed under the EPA contract. The EPA Administrative Agreement established a Financial Reserve of $700,000 in order to make certain that ECC was paid these monies. The first payment of $413,000 was due on December 31, 1999, and the EPA refused to release the funds to the Company. ECC has filed a lawsuit against the Company for the collection of all monies owed. The Company has paid $413,000; however, the EPA continues to refuse to release the Financial Reserve. The Company believes that the Financial Reserve is sufficient to pay the balance owed to ECC.

         In 1998, the Company initiated a lawsuit in the U.S. District Court for the Southern District of Texas - Houston Division against PTS Properties, Inc., the building owner, Allchem Industries, Inc. and Fertilizers and Chemicals, Ltd., the chemical owners, and Aqua-Pak, Inc. for collection of an outstanding receivable of approximately $400,000 from performance of an emergency response in 1997 for Aqua-Pak, Inc. The Company has written off this account receivable. In 1999, two of the defendants settled with the Company for a total received by the Company of $200,000. And in February, 2000, the Company settled with the remaining defendant for a total sum received of $43,000.

         On July 15, 1999, the Company filed a Complaint and Jury Demand against AquaSource Services and Technologies, Inc. ("AquaSource"), a Texas corporation, for additional amounts due under the Water Quality Management Stock Purchase Agreement. On February 22, 2000, AquaSource and the Company signed a Settlement and Mutual Release Agreement. The Settlement Agreement states that AquaSource will pay the Company approximately $500,000 and release all claims is has against the approximately $698,000 of retention related to a project that was completed by the Company. The Company has agreed to indemnify AquaSource on certain projects that have been completed by the Company, which were transferred to AquaSource as part of the sale of WQM. In addition, the Company retained $219,000 for certain amounts collected on behalf of WQM.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

                                       QUARTER ENDED               HIGH          LOW
                              --------------------------------   -------------  -------------
                              March 31, 1998                        $  7.25      $ 5.4375
                              --------------------------------   -------------  -------------
                              June 30, 1998                           6.375          2.50
                              --------------------------------   -------------  -------------
                              September 30, 1998                     2.8125          1.50
                              --------------------------------   -------------  -------------
                              December 31, 1998                      2.0625           .50
                              --------------------------------   -------------  -------------
                              March 31, 1999                           2.00         1.125
                              --------------------------------   -------------  -------------
                              June 30, 1999                           1.625         1.125
                              --------------------------------   -------------  -------------
                              September 30, 1999                       1.50           .25
                              --------------------------------   -------------  -------------
                              December 31, 1999                    $  2.125       $ .3125

         (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at March 21, 2000 was 52. This does not include approximately 800 shareholders who hold their shares in street name.

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

         (d)      Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                               Fiscal Quarter
$ in thousands, except per share amounts                March 31    June 30     September 30      December 31       Total
                                                        --------    --------    -------------    -------------    --------
1998:
Revenues                                                $ 11,455    $ 16,005    $      17,125    $      21,912    $ 66,497
Project costs                                             10,820      15,211           18,212           20,958      65,201
                                                        --------    --------    -------------    -------------    --------
     Gross profit (loss)                                     635         794           (1,087)             954       1,296
                                                        --------    --------    -------------    -------------    --------

Selling                                                      447         481              431              631       1,990
General and administrative (a)                               664         665              729            5,478       7,536
Other (income) loss, net (b)                                 190         252              356           (9,745)     (8,947)
                                                        --------    --------    -------------    -------------    --------
     Income (loss) before income tax                        (666)       (604)          (2,603)           4,590         717
                                                        --------    --------    -------------    -------------    --------

Income tax                                                    --          --               --               --         183
                                                        --------    --------    -------------    -------------    --------
     Net income (loss)                                  $   (666)   $   (604)   $      (2,603)   $       4,590    $    534
                                                        ========    ========    =============    =============    ========

Basic earning (loss) per common share                   $  (0.11)   $  (0.10)   $       (0.45)   $        0.75    $   0.09
Diluted earning (loss)  per common share                $  (0.11)   $  (0.10)   $       (0.45)   $        0.75    $   0.09

1999:
Revenues                                                $ 12,945    $  8,503    $      13,939    $       7,802    $ 43,189
Project costs                                             11,289       8,299           13,797            6,745      40,130
                                                        --------    --------    -------------    -------------    --------
     Gross profit (loss)                                   1,656         204              142            1,057       3,059
                                                        ========    ========    =============    =============    ========


Selling                                                      308         404              560              131       1,403
General and administrative                                   678         968              910              974       3,530
Restructuring                                                 --          --              913              (56)        857
Other (income) loss, net                                     105         325              133             (117)        446
                                                        --------    --------    -------------    -------------    --------
     Income (loss) before income tax                         565      (1,493)          (2,374)             125      (3,177)
                                                        --------    --------    -------------    -------------    --------


Income tax                                                   215        (215)              --               --          --
                                                        --------    --------    -------------    -------------    --------
     Net income (loss)                                  $    350    $ (1,278)   $      (2,374)   $         125    $ (3,177)
                                                        ========    ========    =============    =============    ========


Basic earning (loss)  per common share                  $   0.06    $  (0.20)   $       (0.38)   $        0.02    $  (0.51)
Diluted earning (loss)  per common share                $   0.06    $  (0.20)   $       (0.38)   $        0.02    $  (0.51)

(a)  Includes fourth quarter $4.1 million of audit adjustments

(b)  Includes fourth quarter gain on sale of subsidiary of $10.2 million.

         The following selected financial information for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 is derived from financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.

Balance Sheet Data (in thousands):

                                           -----------------------------------------------
                                                          AT DECEMBER 31,
                                           -----------------------------------------------
                                            1999       1998      1997      1996      1995
----------------------------------------   -------   -------   -------   -------   -------
CURRENT ASSETS                             $11,132   $26,670   $25,089   $18,424   $21,245
----------------------------------------   -------   -------   -------   -------   -------
TOTAL ASSETS                                13,805    30,202    29,883    23,795    25,708
----------------------------------------   -------   -------   -------   -------   -------
CURRENT LIABILITIES                          7,619    18,835    12,970    15,121    12,921
----------------------------------------   -------   -------   -------   -------   -------
WORKING CAPITAL                              3,513     7,835    12,119     3,303     8,324
----------------------------------------   -------   -------   -------   -------   -------
LONG TERM DEBT                                 179       251     8,204     1,700     2,077
----------------------------------------   -------   -------   -------   -------   -------
TOTAL LIABILITIES                            7,798    19,086    21,174    16,821    14,998
----------------------------------------   -------   -------   -------   -------   -------
SHAREHOLDERS' EQUITY                       $ 6,007   $11,116   $ 8,709   $ 6,974   $10,710
----------------------------------------   -------   -------   -------   -------   -------

Statement of Operations Data (in thousands, except earnings per share data):

                                           -----------------------------------------------------------------
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------
                                              1999           1998         1997         1996          1995
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   REVENUES                                $   43,189    $   66,497   $   54,170    $   54,919    $   47,872
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   OPERATING EXPENSES                          45,920        74,727       54,047        58,096        44,858
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   NET INCOME (LOSS)
     FROM CONTINUING
     OPERATIONS                                (3,177)          538         (347)       (3,756)        2,035
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   NET INCOME (LOSS) FROM
     CONTINUING OPERATIONS PER
     COMMON SHARE                           $   (0.51)   $     0.09   $    (0.06)   $    (0.74)   $     0.49
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   WEIGHTED AVERAGE SHARES                  6,282,346     5,828,537    5,785,264     5,066,537     4,113,725
----------------------------------------   ----------    ----------   ----------    ----------    ----------
   CASH DIVIDENDS PER
     COMMON SHARE                                 -0-           -0-          -0-           -0-           -0-
----------------------------------------   ----------    ----------   ----------    ----------    ----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

         The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company provides these services from its offices in: Denver, Colorado; Edmond, Washington; Tustin, California; and San Antonio, Texas.

Business Strategy

         The Company is focused on basic strategies that should lead to improved profitability, specifically to focus on the completion of more profitable contracts, overall direct and indirect cost reductions, and administrative efficiencies. The Company continues to focus on business relationships where it can assure high quality and operate profitably. Cost reduction efforts will continue to focus on improved program management, field consolidation, reduction of corporate expenses, and assessment of field location efficiencies. Delivery of quality service has been and will continue to be closely monitored. While management believes that implementation of this strategy will improve operating performance, no assurances can be given as to its ultimate success.

         Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in its core environmental remediation business; (ii) expansion into water and wastewater treatment construction, operation and maintenance through direct investment or acquisitions; (iii) the proposed sales of the Edmond, Washington and Tustin, California offices and related EPA and federal contracts; and (iv) continued focus on the improvement of contract profitability.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:


                                                   PERCENTAGE RELATIONSHIP TO
                                                        PROJECT REVENUE           PERIOD TO PERIOD
                                                          YEAR ENDED                   CHANGE
                                                   -------------------------     -----------------
                                                                                  1999       1998
                                                                                   VS.        VS.
                                                    1999      1998      1997      1998       1997
                                                   -----     -----     -----     -----     -------
Project Revenue                                    100.0%    100.0%    100.0%    (35.1)%      22.8%

Project Costs:
    Direct                                          78.5      87.7      79.9     (41.8)       34.7
    Indirect                                        14.4      10.4      10.4      (9.9)       22.3
                                                   -----     -----     -----     -----     -------
 Gross profit                                        7.1       1.9       9.7     136.0       (75.3)

 Other operating expense (income):
    Selling                                          3.2       3.0       3.8     (29.5)       (3.9)
    General and administrative expense              10.2      11.3       5.6     (41.8)      147.6
                                                   -----     -----     -----     -----     -------

 Operating income (loss)                            (6.3)    (12.4)      0.3     (66.8)     (6,790)
 Other income (expense)                             (1.0)     13.5      (1.1)    781.0     1,632.7
                                                   -----     -----     -----     -----     -------


 Income (loss) before income taxes                  (7.4)      1.1      (0.8)   (539.9)      256.6
 Income tax (benefit)                                          0.3      (0.2)               (260.5)
                                                   -----     -----     -----     -----     -------

 Net income (loss)                                  (7.4)      0.8%     (0.6)%  (689.2)      255.3%
                                                   -----     -----     -----     -----     -------

1999 COMPARED TO 1998

         Project revenues. Project revenues decreased $23.3 million or 35%, from $66.5 million in 1998 to $43.2 million in 1999. The decrease is primarily attributed to (i) an $8.0 million decrease in revenues due to the sale of WQM in December 1998 (see Note E to the Company's Consolidated Financial Statements);
(ii) a decline of $6.1 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business in 1999; (iii) a decrease in EPA contract revenues of $6.9 million due to the suspension issued by the EPA against the Company for the months August through November of 1999. During the suspension period, the Company was not allowed to secure or bid on additional EPA or other government projects, which disrupted the normal flow of business, reducing EPA revenues by approximately $10.0 million dollars in the fourth quarter of 1999 compared to the fourth quarter of 1998 (see Note C to the Company's Consolidated Financial Statements); (iv) a $1.9 million reduction of other government contract revenues as a result of the EPA Suspension, which precluded the Company from bidding on any governmental projects; (v) and a decline of $2.6 million in revenues provided to the Company in 1998 under a Pre-Placed Remedial Actions Contract ("PRAC") with the US Army Corp of Engineers. These decreases were off-set by an increase of $2.2 million in project revenues from the Hercules project started in August 1999.

         The Following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:


                                                         Year Ended December 31,
              ===================================================================================
                         1999                        1998                         1997
              -------------------------    -------------------------    -------------------------

Non-EPA       $17,231,604          39.9%   $33,569,412          50.5%   $33,125,032          61.2%
EPA           $25,957,715          60.1%   $32,927,870          49.5%   $21,044,721          38.8%
              -----------   -----------    -----------   -----------    -----------   -----------
Total         $43,189,319         100.0%   $66,497,282         100.0%   $54,169,753         100.0%
              ===========   ===========    ===========   ===========    ===========   ===========


         DIRECT PROJECT COSTS. Direct costs decreased $24.4 million or 42%, from $58.3 million or 88% of project revenues in 1998 to $33.9 million or 79% or project revenues in 1999. The overall reduction in direct costs is commensurate with the overall decrease in project revenues noted above. However, the improvement of directs costs as a percentage of project revenues in 1999 results primarily from project cost overruns experienced in 1998. Specifically, the State of Washington and Monfort of Colorado, Inc. projects experienced $2.2 million in costs overruns or 3.3% of revenues in 1998. Other negative revenue adjustments of $.8 million or 1.3% of revenues were also experienced in 1998. In 1999, the Company had no significant project cost overruns. In addition, certain typical direct labor costs were charged to indirect costs as a result of the EPA Suspension as noted below.

         INDIRECT PROJECT COSTS. Indirect project costs decreased approximately $.68 million or 10%, from $6.93 million or 10.4% of project revenues in 1998, to $6.22 million or 14.4% of project revenues in 1999. The overall decrease is commensurate with the reduction in project revenues as noted above. However, the increase as a percentage of revenues is primarily attributed to retaining certain key project manager/employees during the EPA Suspension, which labor costs were not chargeable to direct projects. Total indirect labor costs increased slightly from $1.85 million in 1998 to $1.89 million in 1999. As a result, certain typical direct project labor costs were charged to indirect project costs due to the steady reduction in EPA projects during this period. In addition, there were increases in other indirect project costs related to employee training and relocation and certain non-recurring project costs related to the EPA Suspension.

         SELLING EXPENSE. Sales and marketing expenses decreased approximately $.59 million or 30%, from $1.99 million or 3.0% of project revenues in 1998, to $1.40 million or 3.2% of project revenues in 1999. As a percentage of revenues, sales and marketing remained relatively constant between 1998 and 1999. The decrease in sales and marketing expenses is attributed to the significant restructuring of the Company during 1999, which resulted in the sale or closure of several operating regions/locations within the U.S. In addition, the Company reduced certain marketing expenses as an overall cost reduction policy for 1999 related to the Restructuring Plan (See Note D regarding discussion of the "Restructuring" in the Company's Consolidated Financial Statements).

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses decreased by approximately $3.15 million or 42%, from $7.54 million or 11.3% of project revenues in 1998 to $4.39 million or 10.2% of project revenues in 1999. The decrease is primarily attributed to certain non-recurring adjustments related to the write off of receivables of $2.4 million and provisions for bad debt allowances of $1.3 million is 1998. For comparative purposes, disregarding the $3.7 million of non-recurring adjustments in 1998, general and administrative expenses increased by approximately $.59 million, from $3.80 million in 1998 to $4.39 million in 1999. This increase is primarily attributed to the restructuring charge of approximately $.9 million incurred in September 1999 as a result of the EPA Suspension (See Note D regarding discussion of the "Restructuring" in the Company's Consolidated Financial Statements). The restructuring charges were off-set by cost savings in general and administrative expenses in the fourth quarter by implementation of the Restructuring Plan.

         RESTRUCTURING CHARGE. Following the EPA suspension, the Company initiated a restructuring plan ("Restructuring Plan") to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. In September 1999, under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions for proceeds totaling $0.5 million. Also under the Restructuring Plan, in October 1999, the Company closed its regional office located in New Orleans and Houston. As a result, the Company recorded a total restructuring charge of approximately $0.9 million, including a $0.3 million non-cash charge for loss on the sale of the regional offices.

         OTHER INCOME (EXPENSE). Other income/expense decreased $9.4 million, from $8.95 million of income in 1998 to $.45 million of net expense in 1999. The decrease in attributed to the non-recurring gain of $10.2 million on the sale of WQM in 1998. In addition, interest expense decreased approximately $.42 million, from $.89 million in 1998 to $.47 million in 1999. This reduction is attributed to the Company reducing its line of credit and other debt during 1999.

         INCOME TAX EXPENSE (BENEFIT). During 1999 the Company did not record an income tax expense or benefit due to the net loss. During 1998 the Company recorded income tax expense of $0.2 million. The 1998 income tax expense is related to the gain on sale of WQM.

         NET INCOME (LOSS). Net loss for the year ended December 31, 1999 was $3.18 million compared to a net income of $.5 million for 1998. As discussed above, the income which was generated in 1998 was primarily the result of a $10.2 million gain from the sale of WQM, off-set by project cost overruns of $2.2 million, non-recurring general and administrative charges of $3.7 million, and the additional interest expense of approximately $.4 million.

1998 COMPARED TO 1997

         PROJECT REVENUE. Project revenues increased 22.8% from $54.2 million in 1997 to $66.5 million in 1998. The increase was primarily due to (i) an increase of $11.9 million in revenue provided by EPA contracts (see table below); (ii) an increase of $2.0 million in revenue provided by WQM; and (iii) an increase resulting from the acquisition of H20 in January 1998 providing for revenues of approximately $1.5 million in 1998. See also, Item 1. Business - "The Company" and Note E to Company's

Consolidated Financial Statements.

         The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:


                                                         Year Ended December 31,
              ===================================================================================
                         1998                         1997                         1996
              -------------------------    -------------------------    -------------------------
Non-EPA        33,569,412          50.5%   $33,125,032          61.2%   $44,065,990          80.2%
EPA            32,927,870          49.5%   $21,044,721          38.8%   $10,852,530          19.8%
              -----------   -----------    -----------   -----------    -----------   -----------
Total          66,497,282         100.0%   $54,169,753         100.0%   $54,918,520         100.0%
              ===========   ===========    ===========   ===========    ===========   ===========


         DIRECT COSTS. Direct costs increased from 79.9% of revenue in 1997 to 87.7% of revenue in 1998. The increase was primarily due to cost overruns incurred on the following projects: (i) State of Washington resulting in a negative margin of $0.9 million or 1.3% of revenue in 1998 compared to a negative margin of $0.1 million or 0.1% of revenue in 1997; (ii) Monfort of Colorado, Inc. resulting in a negative margin of $1.3 million or 2.0% of revenue in 1998 compared to a margin of $0.7 million or 1.3% of revenue in 1997; (iii) various revenue adjustments related to closure of certain branch offices resulting in a negative margin of $0.8 million or 1.3% of revenue in 1998 compared to no adjustment in 1997; and (iv) other low margin projects finalized in 1998.

         INDIRECT COSTS. Indirect costs increased $1.3 million from $5.6 million in 1997 to $6.9 million in 1998. Indirect costs as a percentage of revenue remained constant at 10.4% in 1997 and 1998. Therefore, the increase in indirect costs was directly attributable to the increase in revenue described above.

         SELLING EXPENSE. Selling expense remained relatively constant from 1997 to 1998, while revenue increased 22.8%. Selling expense decreased to 3.0% of revenue 1998 from 3.8% of revenue in 1997.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $4.5 million from $3.0 million in 1997 to $7.5 million in 1998. The increase was due primarily to a non-recurring adjustment of $2.4 million to write off amounts due under contracts. See also Item 3. Legal Proceedings. Additionally, non-recurring adjustments of $1.3 million were recorded in 1998 to provide allowances for accounts receivable, contracts in process, and disallowance of cost incurred on government contracts.

         OTHER INCOME (EXPENSE). Other income increased $9.5 million from $0.6 million other expense in 1997 to $8.9 million other income in 1998. The increase was due primarily to a non-recurring gain of $10.2 million on the sale of WQM in December 1998. See also Item 1. Business - "The Company" and Note E to Company's Consolidated Financial Statements.

         INCOME TAX EXPENSE (BENEFIT). During 1998 the Company recorded income tax expense of $0.2 million compared to an income tax benefit of $0.1 million in 1997. The 1998 income tax expense is related to the gain on sale of WQM. The 1997 benefit was based on an estimate of 1995 carryback benefits available.

         NET INCOME (LOSS). Net income for the year ended December 31, 1998 was $0.5 million compared to a net loss of $0.3 million in the year ended December 31, 1997. As discussed above, the improvement in net income was due primarily to the non-recurring gain on sale of business of $10.2 million offset by a decrease in gross profit of $3.9 million and increase in general and administrative expense of $4.5 million.

Liquidity and Capital Resources

         The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing arrangements, proceeds from offerings of equity securities, and loans from shareholders. In the past, these sources have been sufficient to meet its needs and finance the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company. Other sources of liquidity included the sale of WQM in which proceeds for $11.3 million were received in 1998, with an additional payment of $1.3 million in January 1999. Additionally, the Company has entered into letters of intent for the sale of the EPA contract and related Edmond, Washington office and the sale of non-EPA federal contracts, its non-RFI commercial contracts and related Tustin, California office for amounts approximating $3.4 million in gross proceeds. These transactions are expected to close in the second quarter of 2000, subject to novation of the EPA and federal contracts, normal closing conditions including the continued accuracy of representation and warranties, no material adverse changes, and the receipt of necessary consents from other parties. The net proceeds will be used for working capital requirements and further expansion into the maintenance and construction of waste/water treatment facilities through either direct investment or through possible industry acquisitions. The Company's future growth will be dependent upon expansion into the maintenance and construction of waste/water treatment facilities, optimizing margins on its EPA and non-EPA environmental remediation projects, marketing, and its ability to obtain financing at favorable terms.

         In January 2000, the Company satisfied the repayment terms of its line of credit with the National Bank of Canada, which has now released all claims against the Company. The Company is currently exploring new financing arrangements; however, due to the recent EPA Suspension and continued Office of Inspector General's investigation, the Company can give no assurance that it will be able to obtain financing at favorable terms.

         Management believes that it will be successful in obtaining alternate sources of financing and that future cash flows from operations, the sale of the Tustin, California or Edmond, Washington offices and related EPA and Non-EPA federal contracts, and the funds available under new financing arrangements, will be sufficient to fund the Company's immediate needs for working capital. However, there can be no assurance that alternate financing sources can be successfully negotiated, which if not obtained, could have a material effect on the Company's financial position, operating activities and liquidity.

         The Company's financial position declined in 1999 as a result of the continued losses from operations in 1998 and 1999. The Company's working capital declined $4.3 million from $7.8 million as of December 31, 1998 to $3.5 million as of December 31, 1999. The change in working capital results from a decrease in current assets of $15.5 million compared to a decrease in current liabilities of $11.2 million. The decrease in current assets results from a continued reduction in combined receivables of $14.0 million and a decrease in other current assets of $1.5 million resulting from the collection of $1.3 million on the sale of WQM. The decrease in current liabilities results primarily from a reduction of cash overdrafts, accounts payable, taxes payable and accrued liabilities of $10.3 million and the reduction of short-term debt of $.9 million.

         The Company's total obligations decreased by $11.3 million from $19.1 million at December 31, 1998 to $7.8 million at December 31, 1999. However, the Company's shareholders equity declined by $5.1 million as a result of the redemption of the convertible preferred stock for $1.9 million and the $3.2 million loss for the year. The Company has continued to reduce its combined receivables by $14.0 million, from $21.9 million or 120 days sales outstanding at December 31, 1998 to $7.9 million or 66 days sales outstanding at December 31, 1999.

         The Company's cash and cash equivalents increased $480,000, from $25,000 at December 31, 1998 to $505,000 at December 31, 1999. The increase in cash and cash equivalents results from cash provided from operating activities and investing activities of $5.6 million and $0.3 million, respectively. The cash provided by operating and investing activities is offset by cash used in financing activities of $5.4 million. Cash provided by operating activities of $5.6 million results primarily from a decrease in combined receivables of $14.0 million. This increase in cash is offset by a reduction of accounts payable and accrued expenses of $8.4 million. Cash provided by investing activities of $0.3 million results from the receipt of $1.2 million additional proceeds on the sale of WQM offset by $0.9 million in net equipment additions during 1999. Cash used in financing activities of $5.4 million results primarily from a payment of $1.9 million for the redemption of the Company's preferred stock (see also Note K to the Company's Consolidated Financial Statements), a reduction of $1.8 million in the Company's cash overdraft and payments on the Company's debt of $1.7 million.

         DEBT FINANCING. Beginning in January 1995, the Company borrowed funds from related parties. As of January 1999, all funds had been repaid, and the Company does not anticipate borrowing from these sources in the future.

         In January 2000, the Company satisfied its repayment terms with the National Bank of Canada, which has now released all claims against the Company. The Company is currently exploring new financing arrangements. However, due to the recent EPA Suspension and continued Office of Inspector General's investigation, the Company can give no assurance that it will be able to obtain financing at favorable terms.

         The Company has also financed vehicles and equipment using long term capital leases from various entities. As of December 31, 1999, the combined balance due on these leases was $0.3 million.

         In June 1999, the Company financed its insurance premiums over the next two years by issuing a subordinated note, with monthly payments of $41,374 through June 2000, changing to $10,021 thereafter until maturity. The note pays interest of 6.55% and matures on April 1, 2002.

         EQUITY FINANCING. In connection with the Company's initial public offering in July 1995, the Company issued 120,000 warrants to the underwriters as part of the Underwriters Agreement. Each warrant is convertible into one share of Common Stock at an exercise price of $6.00 subject to certain purchase price adjustments. The warrants may be exercised in whole or in part at any time until the expiration date of July 25, 2000. All of the warrants remain outstanding at December 31, 1999.

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

         In August 1998, the Company completed a private financing, raising $1.9 million of net proceeds in a placement of convertible preferred stock and warrants. The preferred shares could be converted into shares of the Company's common stock at a 15 percent discount to the price of the common shares at the time of conversion with a maximum conversion price of $3.35. An aggregate of three-year warrants to purchase 35,000 shares of the Company's common stock at a price of $3.00 per share was also issued. A total of 430 shares of the preferred securities were converted into 472,803 shares of common stock by the holders. In January 1999, the Company redeemed the remaining 1,570 preferred shares for $1.9 million in cash. The warrants issued remain outstanding at December 31, 1999.

         In December 1998, the Company sold all of the outstanding stock of WQM for $12.5 million to AquaSource Services and Technologies, Inc. On the date of closing, $11.3 million was paid in cash and another $1.3 million was received in January 1999.

        CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. Monthly rentals currently are approximately $33,689 in the aggregate. Management anticipates some capital expenditures in 2000 which will be funded from working capital, term loans and equipment leases.

        COMMONS STOCK DIVIDEND POLICY. Since the capitalization of the Company in 1995, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock. Future earnings, if any, are expected to be retained for the development of the business of the Company.

Year 2000 Compliance

         A comprehensive, company-wide, Year 2000 program was initiated in late 1998 to identify and remediate potential Year 2000 problems. The Year 2000 program was implemented over several stages which included assessment, testing, renovation and validation. The Company incurred approximately $350,000 during 1999, which of approximately $250,000 was capitalized for the purchase of new software and equipment. Future spending for remaining system remediation and implementation is currently estimated to be about $25,000.

         As of the date of this report, the Company has experienced no significant problems related to the Year 2000 conversion. After system verification and testing, all computerized information and project control systems are operating normally. The performance of EPA and non-EPA customers and critical suppliers continues without notable change. Production and business activities are normal at all locations. The Company also has not received any material complaint regarding any Year 2000 issue related to its services. However, the Company cannot provide assurance that problems will not arise.

         The Company continues to monitor the status of its operations, suppliers and customers to ensure no significant interruptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Please see pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 1, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. The following financial statements are filed herewith:

--------------------------------------------------------------   ---------------
                                                                     PAGES
--------------------------------------------------------------   ---------------
Report of Independent Certified Public Accountants               F-1 - F-2
--------------------------------------------------------------   ---------------
Consolidated Balance Sheets                                      F-3 - F-4
--------------------------------------------------------------   ---------------
Consolidated Statements of Operations                            F-5
--------------------------------------------------------------   ---------------
Consolidated Statements of Stockholders' Equity                  F-6
--------------------------------------------------------------   ---------------
Consolidated Statements of Cash Flows                            F-7 - F-8
--------------------------------------------------------------   ---------------
Notes to Consolidated Financial Statements                       F-9 - F-27
--------------------------------------------------------------   ---------------

         2. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         3.       Exhibits. The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
------------     --------------------------------------------------    ---------------------------------------------
      3.1        Amended and Restated Articles of Incorporation        Incorporated by reference to Exhibit 3.1 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

      3.2        Bylaws                                                Incorporated by reference to Exhibit 3.2 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.1        Incentive Stock Option Plan                           Incorporated by reference to Exhibit 10.1
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.2        Form of Incentive Stock Option Agreement              Incorporated by reference to Exhibit 10.2
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.3        Loan Documents Between National Bank of Canada and    Incorporated by reference to
                 the Company                                           Exhibit 10.3 to the Company's
                                                                       Annual Report on Form 10-K for the year
                                                                       ended December 31, 1997.

     10.4        Amendment to Loan and Security Agreement and Loan     Incorporated by reference to
                 Documents between National Bank of Canada             Exhibit 10.4 to the Company's
                 and the Registrant                                    Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

     10..5       Second Amendment to Loan and Security Agreement and   Incorporated by reference to
                 Loan Documents between National Bank of Canada        Exhibit 10.4 to the Company's
                                                                       Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
     10.6        Third Amendment to Loan and Security                  Incorporated by reference to
                 Agreement and Loan Documents between                  Exhibit 10.6 to the Company's
                 National Bank of Canada and the Registrant            Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

     10.7        Stock Purchase Agreement with AquaSource Services     Incorporated by reference to Exhibit 10.1
                 and Technologies, Inc.                                to the Company's report on Form 8K dated
                                                                       December 17, 1998.

     10.8        Administrative Agreement between United States        Incorporated by reference to Exhibit 10.1
                 Environmental Protection Agency and the Registrant    to Company's Form 10-Q for the nine months
                                                                       ended September 30, 1999.

     10.9        Seventh Amendment to Loan and Security                Incorporated by reference to Exhibit 10.2
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the nine
                 National Bank of Canada and the Registrant            months ended September 30, 1999.

     10.10       Ninth Amendment to Loan and Security                  Incorporated by reference to Exhibit 10.3
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the nine months
                 National Bank of Canada and the Registrant            ended September 30, 1999.

     10.11       Eleventh Amendment to Loan and Security Agreement     Incorporated by reference to Exhibit 10.4
                 and Loan Documents between                            to Company's Form 10-Q for the nine
                 National Bank of Canada and the Registrant            months ended September 30, 1999.

     10.12       Thirteenth Amendment to Loan and Security             Incorporated by reference to Exhibit
                 Agreement and Loan Documents between                  10.5 to Company's Form 10-Q for the
                 National Bank of Canada  and the Registrant           nine months ended September 30, 1999.

     10.13       Fourteenth Amendment to Loan and Security             Incorporated by reference to Exhibit
                 Agreement and Loan Documents between                  10.6 to Company's Form 10-Q for the
                 National Bank of Canada  and the Registrant           nine months ended September 30, 1999.

     10.14       Sixteenth Amendment to Loan and Security Agreement    Filed herewith electronically
                 and Loan Documents between National Bank of Canada
                 and the Registrant

     10.15       Asset Purchase and Assignment Agreement by and         Filed herewith electronically
                 between the Company and IT Corporation

     10.16       Asset Purchase and Assignment Agreement by and         Filed herewith electronically
                 between the Company and CAPE Environmental
                 Management, Inc.

     10.17       Lease Agreement by and between the Company and Sky     Filed herewith electronically
                 Harbor Associates Limited Partnership

      21         Subsidiaries of the Registrant                         Filed herewith electronically

      23         Consent of Grant Thornton LLP                          Filed herewith electronically

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION


      27         Financial Data Schedule                               Filed herewith electronically



(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CET ENVIRONMENTAL SERVICES, INC.


Dated:  March 24, 2000               By  /s/ Steven H. Davis
                                         -------------------
                                         Steven H. Davis
                                         President and Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

        Signature                                      Capacity                        Date
        ---------                                      --------                        ----
/s/ Steven H. Davis                              President,                         March 24, 2000
-------------------------------------            Chief Executive Officer,
Steven H. Davis                                  Secretary and Director

/s/ Douglas W. Cotton                            Executive Vice President           March 24, 2000
-------------------------------------            and Director
Douglas W. Cotton


/s/ Craig C. Barto                               Director                           March 24, 2000
-------------------------------------
Craig C. Barto


/s/ George Pratt                                 Director                           March 24, 2000
-------------------------------------
George Pratt


/s/ Dale W. Bleck                                Interim Chief Financial Officer    March 24, 2000
-------------------------------------            and Assistant Secretary
Dale W. Bleck

CET ENVIRONMENTAL SERVICES, INC.

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

December 31, 1999 and 1998

                           [GRANT THORNTON LETTERHEAD]


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of CET Environmental Services, Inc. as of December 31, 1999, and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of CET Environmental Services, Inc. as of December 31, 1999, and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Denver, Colorado
March 1, 2000

                        CET ENVIRONMENTAL SERVICES, INC.

                                 BALANCE SHEETS

                                  December 31,

                  ASSETS


                                                                             1999                 1998
                                                                         ------------         ------------
CURRENT ASSETS
     Cash                                                                $    504,583         $     25,192
     Accounts receivable, less allowance for
         doubtful accounts; $359,648 in 1999 and
         $721,857 in 1998                                                   6,086,086           11,781,212
     Contracts in process less allowance for doubtful
         accounts of $118,907 in 1999 and $284,128 in 1998                  1,770,954           10,154,501
     Retention receivable                                                     318,883              663,998
     Income tax receivable                                                     90,542                   --
     Due from related party                                                   104,036              124,036
     Other receivables                                                      1,612,962            3,371,828
     Inventories                                                               73,601              267,491
     Prepaid expenses                                                         570,532              281,935
                                                                         ------------         ------------
                 Total current assets                                      11,132,179           26,670,193
                                                                         ------------         ------------

EQUIPMENT AND IMPROVEMENTS
     Field equipment                                                        3,059,206            3,752,213
     Vehicles                                                                 890,193            2,009,267
     Furniture & fixtures                                                      84,543              100,237
     Office equipment                                                         815,278              495,307
     Leasehold improvements                                                    49,861                6,300
                                                                         ------------         ------------
                                                                            4,899,081            6,363,324
     Less allowance for depreciation and amortization                      (2,262,736)          (2,883,021)
                                                                         ------------         ------------

                 Equipment and improvements - net                           2,636,345            3,480,303
DEPOSITS                                                                       36,656               51,318
                                                                         ------------         ------------
                                                                         $ 13,805,180         $ 30,201,814
                                                                         ============         ============

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                                 BALANCE SHEETS

                                  December 31,


     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      1999                  1998
                                                                                   ------------         ------------
CURRENT LIABILITIES
     Cash overdraft                                                                $    118,348         $  1,936,741
     Accounts payable                                                                 4,959,733           11,383,109
     Accrued expenses                                                                   586,612              709,580
     Accrued contract costs                                                             364,573            1,456,850
     Accrued payroll and benefits                                                       361,443              846,184
     Current obligations under capital leases                                           119,091              316,798
     Income taxes payable                                                                    --              158,958
     Current portion of long-term debt                                                  290,982              986,405
     Line of credit                                                                     818,152            1,039,925
                                                                                   ------------         ------------

                 Total current liabilities                                            7,618,934           18,834,550


OBLIGATIONS UNDER CAPITAL LEASES                                                         25,669              250,784

LONG-TERM DEBT                                                                          153,127                   --

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock (no par value) - authorized 20,000,000
       shares; 6,284,288 and 6,129,271 shares
       issued and outstanding at December 31, 1999 and 1998, respectively             8,671,261            8,539,716
   4% convertible preferred stock (no par value) -
       authorized 5,000,000 shares; -0- and 1,710
          shares issued and outstanding at December 31,
          1999 and 1998, respectively                                                        --            1,589,102
   Paid-in capital                                                                      104,786              574,629
   Retained earnings (accumulated deficit)                                           (2,768,597)             413,033
                                                                                   ------------         ------------

                 Total stockholders' equity                                           6,007,450           11,116,480
                                                                                   ------------         ------------

                                                                                   $ 13,805,180         $ 30,201,814
                                                                                   ============         ============

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,



                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
PROJECT REVENUE                                           $ 43,189,319         $ 66,497,282         $ 54,169,753

PROJECT COSTS
  Direct                                                    33,909,701           58,298,144           43,286,506
  Indirect                                                   6,219,975            6,902,927            5,645,781
                                                          ------------         ------------         ------------
                                                            40,129,676           65,201,071           48,932,287
                                                          ------------         ------------         ------------

     Gross profit                                            3,059,643            1,296,211            5,237,466
                                                          ------------         ------------         ------------

OTHER OPERATING EXPENSES
  Selling                                                    1,403,149            1,989,584            2,070,130
  General and administrative                                 3,529,675            7,535,966            3,044,045
  Restructuring expense                                        857,469                   --                   --
                                                          ------------         ------------         ------------

                                                             5,790,293            9,525,550            5,114,175
                                                          ------------         ------------         ------------

     Operating income (loss)                                (2,730,650)          (8,229,339)             123,291
                                                          ------------         ------------         ------------

OTHER INCOME (EXPENSE)
  Loss on sale of equipment                                    (89,167)                  --                   --
  Gain on sale of subsidiary                                        --           10,154,028                   --
  Interest expense, net                                       (475,504)            (892,213)            (704,575)
  Other income (expense)                                       118,564             (310,722)             120,446
                                                          ------------         ------------         ------------
                                                              (446,107)           8,951,093             (584,129)
                                                          ------------         ------------         ------------

     Income (loss) before taxes on income                   (3,176,757)             721,754             (460,838)
     (Benefit) taxes on income                                      --              183,276             (113,547)
                                                          ------------         ------------         ------------
          NET INCOME (LOSS)                               $ (3,176,757)        $    538,478         $   (347,291)
                                                          ============         ============         ============

Weighted average number of
  shares outstanding                                         6,282,346            5,828,537            5,785,264



Earnings (loss) per common share                          $      (0.51)        $       0.09         $      (0.06)
                                                          ============         ============         ============

Earnings (loss) per common share--
  assuming dilution                                       $      (0.51)        $       0.09         $      (0.06)
                                                          ============         ============         ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997



                                                                                                     Retained
                                        Common stock            Preferred stock                      earnings          Total
                                   -----------------------   ---------------------     Paid-in     (accumulated    stockholders'
                                    Shares        Amount     Shares      Amount        capital       deficit)         equity
                                   ---------   -----------   ------    -----------    ---------    ------------    ------------
Balance at January 1, 1997         5,066,537   $ 6,165,977       --    $        --    $ 555,530    $    252,466    $  6,973,973

Shares issued in private
     placement                       729,248     2,035,662       --             --           --              --       2,035,662

Exercise of stock options              9,700        33,950       --             --           --              --          33,950

Issuance of stock options
     at exercise price below
     market value                         --            --       --             --       12,423              --          12,423
                                                                                                                   ------------
Net (loss) for the year                   --            --       --             --           --        (347,291)       (347,291)
                                   ---------   -----------   ------    -----------    ---------    ------------    ------------

Balance at December 31, 1997       5,805,485     8,235,589       --             --      567,953         (94,825)      8,708,717


Exercise of stock options
     and other                         6,000        14,000       --             --        6,676              --          20,676

Issuance of preferred stock               --            --    2,000      1,879,229           --              --       1,879,229

Conversion of preferred stock        317,786       290,127     (290)      (290,127)          --              --              --
Dividends on preferred stock              --            --       --             --           --         (30,620)        (30,620)

Net income for the year                   --            --       --             --           --         538,478         538,478
                                   ---------   -----------   ------    -----------    ---------    ------------    ------------

Balance at December 31, 1998       6,129,271     8,539,716    1,710      1,589,102      574,629         413,033      11,116,480


Conversion of preferred stock        155,017       131,545     (140)      (131,545)          --              --              --

Redemption of preferred stock             --            --   (1,570)    (1,457,557)    (469,843)             --      (1,927,400)

Dividends on preferred stock              --            --       --             --           --          (4,873)         (4,873)

Net (loss) for the year                   --            --       --             --           --      (3,176,757)     (3,176,757)

                                   ---------   -----------   ------    -----------    ---------    ------------    ------------
Balance at December 31, 1999       6,284,288   $ 8,671,261       --    $        --    $ 104,786    $ (2,768,597)   $  6,007,450
                                   =========   ===========   ======    ===========    =========    ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                          1999                 1998                 1997
                                                                      ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $ (3,176,757)        $    538,478         $   (347,291)
  Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
          Depreciation and amortization                                    989,732            1,453,900            1,573,085
          Gain on sale of subsidiary                                            --          (10,154,028)                  --
          Restructuring charge                                             390,324                   --                   --
          Provision for bad debts                                         (527,430)             333,268              104,010
          Loss on disposal of equipment                                     89,167              216,007                   --
          Employee stock option plan                                            --                6,676               12,423
          Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                  6,057,335           (3,348,937)          (2,692,133)
             Decrease (increase) in contracts in process                 8,548,768            2,905,590           (6,687,357)
             Decrease (increase) in income tax, retention
                  and other receivables                                  1,040,654           (1,942,137)           1,037,665
             Decrease (increase) in prepaid expenses                       347,112             (370,848)              47,686
             Decrease (increase) in inventory and deposits                  88,159              403,074             (421,828)
             Increase (decrease) in accounts payable                    (6,423,376)           3,152,811            1,215,834
             Increase (decrease) in accrued expenses
                and income taxes                                        (1,858,944)             619,832            2,199,847
                                                                      ------------         ------------         ------------
                    Net cash provided by (used in)
                       operating activities                              5,564,744           (6,186,314)          (3,958,059)
                                                                      ------------         ------------         ------------

INVESTING ACTIVITIES:
  Purchase of equipment                                                 (1,190,209)          (1,381,135)            (462,947)
  Proceeds from sale of equipment                                          251,649                   --                   --
  Proceeds from sale of subsidiary                                       1,250,000           11,250,000                   --
  Net purchase of subsidiary                                                    --             (803,845)            (186,798)
                                                                      ------------         ------------         ------------
                    Net cash provided by (used in)
                         investing activities                              311,440            9,065,020             (649,745)
                                                                      ------------         ------------         ------------

FINANCING ACTIVITIES:
  Bank overdraft                                                        (1,818,393)           1,936,741                   --
  Proceeds from issuance of long-term debt                                      --                   --            1,286,476
  Payments on long-term debt                                            (1,178,005)            (754,877)          (1,475,158)
  Payments on capital leases                                              (266,349)            (411,359)            (327,230)
  Net (payments) proceeds from credit line loan                           (221,773)          (5,158,706)           1,997,981
  Payment of dividends on preferred stock                                   (4,873)             (30,620)                  --
  Proceeds from issuance of preferred stock                                     --            1,879,229            2,035,662
  Proceeds from exercise of stock options                                       --               14,000               33,950
  Proceeds from loans from shareholders                                         --              500,000                   --
  Payments on loans from shareholders                                           --             (500,000)            (545,000)
  Net payments from related party                                           20,000                   --               58,000
  Preferred stock redemption                                            (1,927,400)                  --                   --

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                          1999                 1998                 1997
                                                                      ------------         ------------         ------------

  Payments on subordinated notes payable                              $         --         $   (671,800)        $         --
                                                                      ------------         ------------         ------------
                    Net cash provided by (used in)
                    financing activities                                (5,396,793)          (3,197,392)           3,064,681
                                                                      ------------         ------------         ------------

                    INCREASE (DECREASE) IN CASH                            479,391             (318,686)          (1,543,123)

Cash at beginning of year                                                   25,192              343,878            1,887,001
                                                                      ------------         ------------         ------------

Cash at end of year                                                   $    504,583         $     25,192         $    343,878
                                                                      ============         ============         ============

Supplemental disclosures of cash flow information:
  Cash paid during the year
      Interest                                                        $    482,707         $  1,060,211         $    717,980
      Income taxes                                                              --                   --                   --

Noncash investing and financing activities:
Issuance of note payable for financing of
          insurance premiums                                          $    635,709         $    485,818         $    301,965
                                                                      ============         ============         ============

Conversion of preferred stock to common                               $    131,546         $    290,127         $         --
                                                                      ============         ============         ============

Transfer of CIP from deposits to fixed assets                         $         --         $    368,452         $         --
                                                                      ============         ============         ============

Return of leased equipment                                             $    215,820         $         --         $         --
                                                                      ============         ============         ============

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31 1999, 1998 and 1997


NOTE A - ORGANIZATION AND DESCRIPTION OF COMPANY

       CET Environmental Services, Inc. (the Company) was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991, Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. In August 1997, the Company acquired all of the outstanding stock of Water Quality Management Corporation (WQM). WQM was operated as a wholly owned subsidiary of the Company. WQM was sold in December 1998 (see Note E).

       In December 1999, the Company formed a wholly owned subsidiary, Cleanwater Contracting, Inc. (Cleanwater). Cleanwater had no activity for 1999.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cash

       For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

       Contracts

       A majority of the Company's revenue is generated from time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. In addition, many of the time and material contracts have a stated maximum contract price, which cannot be exceeded without an authorized change order. Revenue is recorded on contracts based upon the labor hours and costs incurred. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Claims are recorded in revenue when received.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Contracts (Continued)

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

       Income Taxes

       The Company accounts for income taxes on the liability method, which requires that deferred tax assets and liabilities be recorded for expense and income items that are recognized in different periods for financial and income tax reporting purposes.

       Estimated Fair Value Information

       Statement of Financial Accounting Standards (SFAS) No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities, as defined, regardless of whether recognized in the financial statements of the reporting entity. The fair value information does not purport to represent the aggregate net fair value of the Company.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and other receivables: The carrying amount approximates fair value due to the short-term maturity.

       Due from related party: The carrying amount approximates the fair value because it is due on demand.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Estimated Fair Value Information (Continued)

       Note Payable - Line of Credit: The carrying amount approximates fair value as the line of credit has a variable interest rate which is considered to approximate the market rate.

       Long-Term Debt / Obligations Under Capital Leases: The carrying value approximates fair value as the interest rate at December 31, 1999 and 1998 is considered to approximate the market rate.

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

       Impairment of Long-lived Assets

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year-end. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future. No impairment expense was recognized in the years ended December 31, 1999, 1998 and 1997.

       Earnings per Share

       The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       Earnings per Share (Continued)


       The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                            1999            1998           1997
                                                          -------         -------         -------
Numerator
   Net income (loss)                                     $(3,177)        $   539         $  (347)

   Preferred stock dividends                                  (5)            (31)             --
                                                          -------         -------         -------

   Numerator for basic earnings per share -
       income available to common stockholders            (3,182)            508            (347)

Effect of dilutive securities:
   Preferred stock dividends                                 --              --              --
                                                          -------         -------         -------

   Numerator for diluted earnings per share -
       income available to common stockholders
        after assumed conversions                         $(3,182)        $   508         $  (347)
                                                          =======         =======         =======

Denominator:
   Denominator for basic earnings per share -
       weighted average shares outstanding                  6,282           5,829           5,785

   Effect of dilutive securities:

       Warrants                                                --              24              --

       Convertible preferred stock                             --              --              --

       Stock options                                           --              22              --
                                                          -------         -------         -------
            Dilutive potential common shares                   --              46              --

   Denominator for diluted earnings per share -
       adjusted weighted average share and
       assumed conversion                                   6,282           5,875           5,785
                                                          =======         =======         =======
Basic earnings (loss) per share                           $ (0.51)        $  0.09         $ (0.06)
                                                          =======         =======         =======
Diluted earnings (loss) per share                         $ (0.51)        $  0.09         $ (0.06)
                                                          =======         =======         =======

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       In 1999 and 1997, basic earnings per share data was computed by dividing net loss, by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

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

       Reclassifications

       Certain financial statement reclassifications have been made in 1998 and 1997 to conform to presentations used in 1999.

NOTE C - EPA SUSPENSION AND SUBSEQUENT LIFTING OF SUSPENSION

       On August 10, 1999, the Company received a notice of suspension, pending further review, from the Environmental Protection Agency (EPA). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R. Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did however allow the Company to continue performance on existing government contracts.

       In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated and an Administrative Agreement (Administrative Agreement) between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission and certain restrictions of Company assets without notification to the EPA. In addition, the Administrative Agreement provides for a financial reserve of $700,000. Management has been advised that this reserve relates to the resolution of claims filed against the

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE C - EPA SUSPENSION AND SUBSEQUENT LIFTING OF SUSPENSION (CONTINUED)

       Company related to the Company's Subcontractor Agreement with Environmental Chemical Corporation (ECC) in which work was performed under an EPA contract. The financial reserve shall be established by funds withheld by the EPA from current and future EPA invoices, estimated base fees and determined award fees. The Company had accrued sufficient reserves for these claims at December 31, 1998, in accordance with normal operating procedures of the Subcontractor Agreement for work performed on the EPA contract during 1998 (see Note R).

       In certain circumstances of non-compliance, the EPA has the right under the Administrative Agreement to terminate the agreement and reinstate the Company's suspension. In addition, as defined in the Administrative Agreement, in the case of misconduct by the Company during the EPA's continued investigation, the EPA may immediately terminate EPA contracts, subcontracts or further award fees. EPA revenue represents approximately 60%, 50% and 39%, respectively, of the Company's revenue for the years ended December 31, 1999, 1998 and 1997.

       Following the notice of suspension, the Company initiated a Restructuring Plan, which downsized its operations as a decline in revenues occurred. The Restructuring Plan includes the sale, downsizing and closure of certain regional offices. Following completion of the Restructuring Plan, the Company will maintain offices in Denver, Colorado, Edmond, Washington, Tustin, California and San Antonio, Texas.

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

NOTE D - RESTRUCTURING

       In August 1999, following the EPA suspension discussed in Note C, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through the sale, downsizing and closure of regional offices. Under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions and closed its regional offices located in New Orleans and Houston. The Company recorded a restructuring charge of $857,469 in September 1999, consisting of facility reduction costs and asset disposals of $390,324, costs of $226,599 to fulfill and buy out existing lease commitments and personnel reduction costs of $240,546.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE E - SALE OF SUBSIDIARY

       Effective December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation (WQM) for a sale price of $12.5 million plus an adjustment for net working capital of WQM at November 30, 1998. The Company recorded a gain on the sale of $10.2 million in 1998. The Company received $11.3 million at the date of sale and in the first quarter of 1999 received an additional $1.25 million. As of December 31, 1999, the Company has included in other receivables approximately $1.5 million remaining from amounts due on the sale of WQM. See Note S.

NOTE F - PENDING ASSET DISPOSITIONS

       In October 1999, the Company entered into an Asset Purchase and Assignment Agreement (the Purchase Agreement) with IT Corporation to sell or assign substantially all of the assets in the Company's Seattle Regional office for sales price of $1.3 million. The Purchase Agreement provides for the assignment of the Company's remaining EPA contract dated January 9, 1997 (the EPA Contract), the sale of certain assets, the assumption of certain liabilities and obligations used in, directly associated with and necessary in the performance of the EPA Contract. Closing of the Purchase Agreement is contingent upon the execution of a novation agreement by and between the Company, IT Corporation and the EPA consenting to the assignment of the EPA Contract. Upon novation of the EPA contract, CET would receive no further EPA revenue. However, there can be no assurance that approval of the novation will be received from the EPA or that the subsequent closing of the Purchase Agreement will occur.

       In December 1999, the Company entered into an Asset Purchase Agreement (the CAPE Purchase Agreement) with Cape Environmental Management, Inc. to sell or assign substantially all of the assets in the Company's Tustin, California operations for a sales price of $2.1 million. The CAPE Purchase Agreement provides for the assignment of certain Federal and Commercial contracts, the sale of certain assets and assumption of certain liabilities directly associated with the performance of the contracts.

NOTE G - SIGNIFICANT CUSTOMERS

       A significant portion of the Company's business is from contracts with the EPA. A new contract was awarded by the EPA in January 1997, with estimated maximum revenue of $292 million over five years. As of December 31 1999 and 1998, the net balance of accounts receivable from the EPA was $2,393,956 and $8,359,389, respectively. Revenue from the EPA in 1999, 1998, and 1997

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE G - SIGNIFICANT CUSTOMERS (CONTINUED)

       amounted to approximately $26 million, $30 million, and $21 million, or 60%, 50% and 39% of annual gross revenues, respectively.

       The Company also performs work for the U.S. Army Corps of Engineers and other governmental agencies that accounted for 8%, 10% and 7% of revenue in 1999, 1998, and 1997, respectively.

       In August of 1999, the Company secured a new commercial account, which accounted for 5% of revenue in 1999.

       Contracts in process consist of the following at December 31,:

                                                     1999                1998
                                                  -----------        -----------
Government - EPA contracts                        $ 1,543,442        $ 1,971,002
Non-EPA contracts                                     227,512          8,183,499
                                                  -----------        -----------

         Total                                    $ 1,770,954        $10,154,501
                                                  ===========        ===========

       The EPA awards the Company an award fee for work performed based upon a percentage of sub-contract and material costs incurred plus a percentage of program management fees billed.

NOTE H - OTHER EQUIPMENT DISPOSALS

       Additional equipment dispositions and write-offs, not related to the Restructuring Plan noted in Note D above, consisted of $23,810 of net equipment disposals for cash proceeds of $2,254. The Company recorded a loss of $21,556 on the disposals plus an additional loss of $67,611 for other equipment write-offs.

NOTE I - CAPITAL LEASES

       Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                                     1999               1998
                                                 -----------        -----------
Vehicles                                         $   668,053        $ 1,363,960
Equipment                                             32,736            202,123
                                                 -----------        -----------
                                                     700,789          1,566,083
Less accumulated depreciation                       (501,934)          (751,693)
                                                 -----------        -----------

         Total                                   $   198,855        $   814,390
                                                 ===========        ===========

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE I - CAPITAL LEASES (CONTINUED)

       The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

2000                                                                  $ 135,707
2001                                                                     29,273
                                                                      ---------

Total minimum lease payments                                            164,980
       Less amounts representing estimated
        executory costs (taxes)                                         (10,195)
                                                                      ---------
Net minimum lease payments                                              154,785
Less amount representing interest                                       (10,025)
                                                                      ---------

Present value of net minimum lease payments                           $ 144,760
                                                                      =========

Current portion                                                       $ 119,091
Non-current portion                                                      25,669
                                                                      ---------
                                                                      $ 144,760
                                                                      =========


NOTE J - RELATED PARTY TRANSACTIONS

       The Company, from time to time, borrows funds on a short-term basis from affiliates of the Company or from a trust fund of a relative of the President. In 1997, the Company borrowed $671,800, from relatives of Steven H. Davis, President, pursuant to one-year subordinated notes, which bear interest at the rate of 10% per annum. The Company repaid these notes in December 1998. Interest expense attributable to these related party borrowings amounted to $-0-, $95,761, and $73,544 for 1999, 1998, and 1997, respectively.

       A director and 11.5% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp. and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 1999, 1998, and 1997 for fees amounting to approximately $39,003, $273,000, and $835,000, respectively.

       In 1997, the Company made advances to a former officer and director of the Company. The balance due was $104,036 and $124,036 at December 31, 1999 and 1998, respectively. Interest is payable monthly at 10% per annum, and principal is due on demand.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE K - LINE OF CREDIT AND LONG-TERM DEBT

       In May 1997, the Company entered into a financing agreement (the Agreement) with the National Bank of Canada. The Agreement provided a line of credit up to $9 million, including a $500,000 stand-by letter of credit to the Company based upon a percentage (80%) of eligible receivables (as defined in the loan agreement). In addition, the Company borrowed $1 million from the Bank under a term loan. Originally, interest under the Agreement and the term loan was payable monthly at the Bank's Reference Rate plus .25%.

       In January 1999, the Company reduced the maximum available under this financing Agreement to $7.5 million comprised of a line of credit of $6.75 million and an equipment term loan of $750,000. The Agreement had an expiration date of May 30, 1999 upon which amounts outstanding under the line of credit and term loan were due and payable.

       Pursuant to subsequent amendments to the Agreement, the maturity date of the Agreement was extended to January 28, 2000 combined with certain repayments due weekly until maturity.

       As of December 31, 1999, the Company's remaining debt under its Agreement with National Bank of Canada consisted of $818,152 outstanding under its line of credit. Beginning September 1, 1999 interest is payable under the Agreement at Bank's Reference Rate plus 2% (10.5% at December 31, 1999).

       On January 27, 2000, the Company completed the terms of repayment under the Agreement. The National Bank of Canada has now released all claims against the Company.

       Long-term debt consists of the following at December 31:


                                                              1999         1998
                                                              ----         ----
Note payable for annual insurance premium, interest at
6.25%, with monthly payments of $46,989 due June
30, 1999                                                    $      --   $236,405

Note payable for annual insurance premium, interest at
6.55%, with monthly payments of $41,374 through
June 2000, changing to $10,021 thereafter until maturity,
balance due April 1, 2002                                     444,109         --

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE K - LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)


                                                               1999       1998
                                                             --------   --------
Note  payable  to a  bank,  collateralized  by  equipment,
payable  in  monthly installments of $16,667 including
interest at 9%, balance due May 30, 1999                           --    750,000
                                                             --------   --------

                                                              444,109    986,405
Less current portion                                          290,982    986,405
                                                             --------   --------

                                                             $153,127   $     --
                                                             ========   ========

NOTE L - STOCKHOLDERS' EQUITY

       In connection with the Company's initial public offering in July 1995, the Company issued 120,000 warrants to the underwriters as part of the Underwriters Agreement. Each warrant is convertible into one share of Common Stock at an exercise price of $6.00 subject to certain purchase price adjustments. The warrants may be issued in whole or in part at any time until the expiration date of July 25, 2000. All the warrants remain outstanding at December 31, 1999.

       In January 1997, the Company completed a private offering of 729,248 shares of its common stock. The net proceeds to the Company from this offering were approximately $2,035,000. In connection with this offering, the Company issued warrants to the representatives of the underwriters in this offering to collectively purchase up to 10% of the number of shares sold in the offering of the Company's common stock. The purchase price of such warrants was $100, and the exercise price under such warrants is $3.60 per share. The 72,925 warrants issued may be exercised in whole or in part at any time or from time to time until the expiration date of December 31, 2001.

       The Company also issued warrants to purchase 100,000 shares of common stock at $4.25 per share to a management services firm as consideration for its assistance on the private offering. The warrants could be exercised from July 1, 1998 through December 31, 1999. These warrants were considered stock issuance costs, with a value of approximately $235,000 based on the fair value at the grant date as required by Financial Accounting Standards 123. There were no conversions, and the warrants expired in full on December 31, 1999.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE L - STOCKHOLDERS' EQUITY (CONTINUED)

       In July 1998, the Company completed a private placement of 2,000 shares of 4% convertible preferred stock (the Preferred Stock). The net proceeds were approximately $1,879,000. The Preferred Stock was convertible into shares of common stock based on the stated value of $1,000 per share of Preferred Stock divided by conversion price on the conversion date. The conversion price was equal to 85% of the lowest closing price of the common stock during the six days immediately preceding the conversion date, not to exceed $3.35. A total of 290 shares of the Preferred Stock were converted into 317,786 shares of common stock during 1998, and a total of 140 shares of Preferred Stock were converted into 155,017 shares of common stock in 1999.

       The holders of 4% convertible preferred stock were entitled to receive dividends when declared by the Board of Directors, payable in cash or common stock of $40 per share. Such dividends were payable in quarterly installments on March 31, June 30, September 30 and December 31 of each year commencing September 30, 1998.

       In connection with this offering, the Company issued warrants to the representatives of the underwriters in this offering to purchase up to 35,000 shares of the Company's common stock at $3.00 per share. The warrants may be exercised during the period commencing July 24, 1999 and ending on December 31, 2001.

       In January 1999, the Company redeemed the remaining shares of Preferred Stock for $1,927,400 plus $4,873 of unpaid dividends through the date of redemption. The warrants issued in connection with the preferred stock remain outstanding.

NOTE M - PROFIT SHARING AND 401(K) PLAN

       The Company maintains a Profit Sharing and a 401(k) Plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan allows participants to make pretax contributions and the Company is required to match 25% of the first 6% of all elective deferrals. The profit sharing portion of the Plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE M - PROFIT SHARING AND 401(K) PLAN (CONTINUED)

       The Company's matching 401(k) contributions required by the 401(k) plan were $79,289, $82,103, and $65,206 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has not made any discretionary contributions under the profit sharing portion of the Plan.

NOTE N - STOCK OPTIONS

       On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the
       Plan) for key personnel. A total of 550,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees, including officers and directors who are also employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options and the form of the instruments evidencing Options granted under the Plan.

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

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE N - STOCK OPTIONS (CONTINUED)

                                          1999              1998           1997
                                     -------------    -------------   -------------
Net income (loss)
As reported                          $  (3,176,757)   $     538,478   $    (347,291)
Pro forma                               (3,236,694)         454,233        (495,586)

Earnings (loss) per common share
As reported                          $        (.51)   $        0.09   $       (0.06)
Pro forma                                     (.52)            0.08           (0.09)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 1999, 1998 and 1997: no expected dividends; expected volatility of 74.5%; risk-free interest rate of 6.0% to 8%; and expected lives of 10 years.

                                                     Average price
                                          Shares       per share
                                         --------    -------------
Outstanding at January 1, 1997            214,000        $5.60
Granted                                    96,900         7.00
Exercised                                  (9,700)        3.50
Canceled                                  (70,400)        9.04
                                         --------        -----

Outstanding at December 31, 1997          230,800         5.10
                                         --------        -----

Total exercisable at December 31, 1997     80,375        $4.27
                                         ========        =====

Outstanding at January 1, 1998            230,800        $5.10
Granted                                        --           --
Exercised                                  (4,000)        3.50
Canceled                                 (114,700)        4.45
                                         --------        -----

Outstanding at December 31, 1998          112,100         5.08
                                         --------        -----

Total exercisable at December 31, 1998     51,950        $4.75
                                         ========        =====

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE N - STOCK OPTIONS (CONTINUED)

                                                      Average price
                                          Shares        per share
                                         --------     -------------
Outstanding at January 1, 1999            112,100        $5.08
Granted                                   220,500         1.70
Exercised                                      --           --
Canceled                                 (138,000)        4.10
                                         --------        -----

Outstanding at December 31, 1999          194,600         1.98
                                         --------        -----

Total exercisable at December 31, 1999     56,800        $2.46
                                         ========        =====


                                                                                Weighted
                                                                                average
                               Range          Options       Proceeds         exercise price
                               -----          -------       --------         --------------
Exercisable at
 December 31, 1999         $1.31 - 3.50        56,800       $128,255             $2.46


       The following information applies to options outstanding at December 31, 1999:

                                                           Weighted average
Range of               Options      Weighted average           Remaining
exercisable prices     outstanding    exercise price       contractual life
------------------     -----------  -------------------    ----------------
$1.31 - 3.50           194,600      $    1.98                  7.9 years


       In May 1995, options for 181,000 shares of common stock were granted under the Plan of which options for 90,500 shares will vest only upon the occurrence of certain circumstances. On December 31, 1995, 13,500 of such remaining options were granted as events upon which these options were contingent occurred. The Company recorded compensation expense of $-0-, $6,676, and $12,423 in 1999, 1998, and 1997, respectively, relating to these options. Compensation expense of $3,172 will be recorded in future periods as these options vest over a five-year period commencing December 31, 1996.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE O - TAXES ON INCOME

       The provision (benefit) for taxes on income includes the following for the year ended December 31:

                  1999        1998         1997
               ---------   ---------    ---------
CURRENT
     Federal   $      --   $ 183,276    $ (20,342)
     State            --          --           --
               ---------   ---------    ---------
                      --     183,276      (20,342)
               ---------   ---------    ---------

DEFERRED
     Federal   $      --   $      --    $ (79,650)
     State            --          --      (13,555)
               ---------   ---------    ---------
                      --          --      (93,205)
               ---------   ---------    ---------

Total          $      --   $ 183,276    $(113,547)
               =========   =========    =========

       A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                    1999           1998           1997
                                 -----------    -----------    -----------
Provision (benefit) for income
  taxes at statutory rate        $(1,112,000)   $   281,484    $  (180,000)
Change in valuation reserve          764,000     (1,016,400)       102,134
Use of operating loss carry
  forwards                                --        907,700             --
Stock options                          1,000          2,700          6,900
Other                                 26,000         32,200         13,342
Change in prior year estimate        321,000        (24,408)       (55,923)
                                 -----------    -----------    -----------

                                 $        --    $   183,276    $  (113,547)
                                 ===========    ===========    ===========

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE O - TAXES ON INCOME (CONTINUED)

       Deferred tax assets and liabilities consist of the following at December 31:

                                      1999           1998
                                  -----------    -----------
Alternative minimum tax credit    $        --    $   202,000
Deferred gain on sale                (519,900)    (1,000,900)
Accrued salary expense                     --        211,900
Allowance for doubtful accounts       187,500        377,200
Other reserves                        264,000        243,100
NOL carryforward                    1,184,000             --
Other                                (189,000)       128,800
                                  -----------    -----------
                                      926,100        162,100
Valuation reserve                    (926,100)      (162,100)
                                  -----------    -----------
                                  $        --    $        --
                                  ===========    ===========

       Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

NOTE P - LEASE COMMITMENTS

       The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2004, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

       The following is a summary at December 31, 1999, of the future minimum rents due under noncancelable operating leases:

Year ending December 31,
        2000                   $  431,669
        2001                      307,009
        2002                      176,485
        2003                      143,320
        2004                       48,106
                               ----------

           Total               $1,106,589
                               ==========

       Total rent expense under operating leases for the years ended December 31, 1999, 1998, and 1997, was approximately $670,179, $839,514 and
       $723,900, respectively.

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE Q - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

       The estimated fair values of the Company's financial instruments at December 31, 1999, and 1998, are as follows:


         1999                 Carrying amount       Estimated fair value
         ----                 ---------------       --------------------
Cash                            $  504,583               $  504,583
Due from related party             104,036                  104,036
Other receivables                1,612,962                1,612,962
Note payable - line of credit      818,152                 818,152,
Long-term debt                     444,109                  444,109
Capitalized lease obligations      144,760                  144,760


         1998                 Carrying amount       Estimated fair value
         ----                 ---------------       --------------------
Cash                            $   25,192               $   25,192
Due from related party             124,036                  124,036
Other receivables                3,371,828                3,371,828
Note payable - line of credit    1,039,925                1,039,925
Long-term debt                     986,405                  986,405
Capitalized lease obligations      567,582                  567,582


NOTE R - CONTINGENCIES


       On February 13, 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. The Default Judgments against Road Runner have been awarded in the Tribal Court and Utah state court, and foreclosure proceedings and corresponding asset investigation are in progress. The Company wrote off this account receivable in 1998.

       In 1998, Environmental Chemical Corporation (ECC) filed for arbitration against the Company for various claims related to the Company's Subcontractor Agreement under an

                        CET ENVIRONMENTAL SERVICES, INC.

                         December 31 1999, 1998 and 1997


NOTE R - CONTINGENCIES (CONTINUED)

       EPA contract. As discussed in Note C, in November 1999, the Company executed an Administrative Agreement, which provides for a financial reserve of $700,000. Management has been advised that this reserve relates to the resolution of the claims filed by ECC. The financial reserve has been established by funds withheld by the EPA from current and future EPA invoices, estimated base fee and determined award fees.

       The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations and liquidity of the Company.

NOTE S - SUBSEQUENT EVENTS

       On February 22, 2000, AquaSource and the Company signed a Settlement and Mutual Release Agreement. The Settlement Agreement states that AquaSource will pay the Company approximately $500,000 and release all claims is has against the approximately $698,000 of retention related to a certain project that was completed by the Company. The Company has agreed to indemnify AquaSource on certain projects that have been completed by the Company, which were transferred to AquaSource as part of the sale of WQM. In addition, the Company retained $219,000 for certain amounts collected on behalf of WQM.

       In February 2000, the Company closed its Richmond, California office and transferred field equipment, office equipment and other assets to the Company's other locations, primarily to a project located near Hercules, California.

       In March 2000, the Company received approximately $36,000 on a note receivable from a related party.

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                           DESCRIPTION                                         LOCATION
---------------  --------------------------------------------------    ---------------------------------------------
      3.1        Amended and Restated Articles of Incorporation        Incorporated by reference to Exhibit 3.1 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

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

     10.4        Amendment to Loan and Security Agreement and Loan     Incorporated by reference to
                 Documents between National Bank of Canada             Exhibit 10.4 to the Company's
                 and the Registrant                                    Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

     10..5       Second Amendment to Loan and Security Agreement       Incorporated by reference to
                 and Loan Documents between                            Exhibit 10.4 to the Company's
                 National Bank of Canada                               Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
---------------  --------------------------------------------------    ---------------------------------------------
     10.6        Third Amendment to Loan and Security                  Incorporated by reference to
                 Agreement and Loan Documents between                  Exhibit 10.6 to the Company's
                 National Bank of Canada and the Registrant            Annual Report on Form 10-K for the year
                                                                       ended December 31, 1998.

     10.7        Stock Purchase Agreement with AquaSource              Incorporated by reference to Exhibit 10.1
                 Services and Technologies, Inc.                       to the Company's report on Form 8K
                                                                       dated December 17, 1998.

     10.8        Administrative Agreement between United States        Incorporated by reference to Exhibit 10.1
                 Environmental Protection Agency and the               to Company's Form 10-Q for the nine
                 Registrant                                            months ended September 30, 1999.

     10.9        Seventh Amendment to Loan and Security                Incorporated by reference to Exhibit 10.2
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the nine
                 National Bank of Canada and the Registrant            months ended September 30, 1999.

     10.10       Ninth Amendment to Loan and Security                  Incorporated by reference to Exhibit 10.3
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the nine
                 National Bank of Canada and the Registrant            months ended September 30, 1999.

     10.11       Eleventh Amendment to Loan and Security               Incorporated by reference to Exhibit 10.4
                 months and Loan Documents between                     to Company's Form 10-Q for the nine
                 National Bank of Canada and the Registrant            months ended September 30, 1999.

     10.12       Thirteenth Amendment to Loan and Security             Incorporated by reference to Exhibit 10.5
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the
                 National Bank of Canada and the Registrant            nine months ended September 30, 1999.

     10.13       Fourteenth Amendment to Loan and Security             Incorporated by reference to Exhibit 10.6
                 Agreement and Loan Documents between                  to Company's Form 10-Q for the
                 National Bank of Canada and the Registrant            nine months ended September 30, 1999.

     10.14       Sixteenth Amendment to Loan and Security              Filed herewith electronically
                 Agreement and Loan Documents between
                 National Bank of Canada and the Registrant

     10.15       Asset Purchase and Assignment Agreement by            Filed herewith electronically
                 and between the Company and IT Corporation

     10.16       Asset Purchase and Assignment Agreement by            Filed herewith electronically
                 and between the Company and CAPE
                 Environmental Management, Inc.

     10.17       Lease Agreement by and between the Company            Filed herewith electronically
                 and Sky Harbor Associates Limited Partnership

      21         Subsidiaries of the Registrant                        Filed herewith electronically

      23         Consent of Grant Thornton LLP                         Filed herewith electronically

    EXHIBIT                           DESCRIPTION                                        LOCATION
    NUMBER
---------------  --------------------------------------------------    ---------------------------------------------
      27         Financial Data Schedule                               Filed herewith electronically