Form 10-Q
period 2000-03-31
CET ENVIRONMENTAL SERVICES INC
filed 2000-05-15
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 2000


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the transition period from ________ to ________.



                         Commission File Number 1-13852


                        CET ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



             CALIFORNIA                                  33-0285964
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

 7032 SOUTH REVERE PARKWAY, ENGLEWOOD, CO                  80112
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
                                                              -----    ----

As of May 5, 2000, 6,284,288 shares of common stock, no par value per share, were outstanding.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                           ITEM 1.FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS


                                                                                    MARCH 31,
                                                                                       2000          DECEMBER 31,
                                          ASSETS                                   (UNAUDITED)           1999
                                                                                   ------------      ------------

CURRENT ASSETS:
         Cash ................................................................     $    416,441      $    504,583
         Accounts receivable, less allowance for doubtful accounts of
             $354,623 in 2000 and $359,648 in 1999 ...........................        2,838,404         6,086,086

         Contracts in process, less allowance for doubtful accounts of
             $287,138 in 2000 and $118,907 in 1999 ...........................        2,134,117         1,770,954

         Retention receivable ................................................          889,043           318,883
         Income tax receivable ...............................................               --            90,542
         Due from related party ..............................................           67,271           104,036
         Other receivables ...................................................          451,572         1,612,962
         Inventories .........................................................           65,379            73,601
         Prepaid expenses ....................................................          444,886           570,532
                                                                                   ------------      ------------
                  Total Current Assets .......................................        7,307,113        11,132,179
                                                                                   ------------      ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment .....................................................        2,973,742         3,059,206
         Vehicles ............................................................          885,456           890,193
         Furniture & fixtures ................................................           76,164            84,543
         Office equipment ....................................................          773,644           815,278
         Leasehold improvements ..............................................           49,862            49,861
                                                                                   ------------      ------------
                                                                                      4,758,868         4,899,081
         Less allowance for depreciation and amortization ....................       (2,387,177)       (2,262,736)
                                                                                   ------------      ------------
                  Equipment and improvements, net ............................        2,371,691         2,636,345
                                                                                   ------------      ------------

OTHER ASSETS:
         Deposits ............................................................           31,455            36,656
                                                                                   ------------      ------------

                                                                                   $  9,710,259      $ 13,805,180
                                                                                   ============      ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS


                                                                                 MARCH 31,
                                                                                    2000          DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                   (UNAUDITED)           1999
                                                                                ------------      ------------

CURRENT LIABILITIES:
         Cash overdraft ...................................................     $     36,709      $    118,348
         Accounts payable .................................................        3,235,367         4,959,733
         Accrued expenses .................................................          410,745           586,612
         Accrued contract costs ...........................................           83,396           364,573
         Accrued payroll and benefits .....................................          291,282           361,443
         Current obligations under capital leases .........................           89,402           119,091
         Current portion of long-term debt ................................          210,534           290,982
         Line of credit ...................................................               --           818,152
                                                                                ------------      ------------
                  Total current liabilities ...............................        4,357,435         7,618,934
                                                                                ------------      ------------

OBLIGATIONS UNDER CAPITAL LEASES ..........................................           13,496            25,669

LONG-TERM DEBT ............................................................          116,087           153,127

COMMITMENTS AND CONTINGENT LIABILITIES ....................................               --                --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             6,284,288 shares issued and outstanding in 2000 and 1999,
             respectively .................................................        8,671,261         8,671,261

         Paid-in capital ..................................................          104,786           104,786

         Accumulated deficit ..............................................       (3,552,806)       (2,768,597)
                                                                                ------------      ------------

                  Total stockholders' equity ..............................        5,223,241         6,007,450
                                                                                ------------      ------------

                                                                                $  9,710,259      $ 13,805,180
                                                                                ============      ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    QUARTER ENDED
                                                                           ------------------------------
                                                                             MARCH 31,         MARCH 31,
                                                                               2000              1999
                                                                           ------------      ------------

PROJECT REVENUE ......................................................     $  3,453,202      $ 12,944,961

PROJECT COSTS
         Direct ......................................................        2,417,951         9,524,165
         Indirect ....................................................          732,333         1,764,649
                                                                           ------------      ------------
                                                                              3,150,284        11,288,814
                                                                           ------------      ------------
                  Gross profit .......................................          302,918         1,656,147
                                                                           ------------      ------------

OPERATING EXPENSES
         Selling .....................................................          147,822           307,703
         General and administrative ..................................          732,457           677,709
         Restructuring expense .......................................          144,312                --
                                                                           ------------      ------------
                                                                              1,024,591           985,412
                                                                           ------------      ------------
                  Operating income (loss) ............................         (721,673)          670,735
                                                                           ------------      ------------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment ............................          (46,842)               --
         Interest expense, net .......................................          (20,034)         (104,320)
         Other income (expense) ......................................            4,340                --
                                                                           ------------      ------------
                                                                                (62,536)         (104,320)
                                                                           ------------      ------------
                  Income (loss) before income taxes ..................         (784,209)          566,415
                                                                           ------------      ------------

                  Provision for income taxes .........................               --          (215,237)

                                                                           ------------      ------------
NET INCOME (LOSS) ....................................................     $   (784,209)     $    351,178
                                                                           ============      ============

Earnings (loss) per common share .....................................     $      (0.12)     $       0.06
                                                                           ============      ============
Weighted average number of common shares outstanding .................        6,284,288         6,276,414
                                                                           ============      ============

Earnings (loss) per common share - assuming dilution .................     $      (0.12)     $       0.06
                                                                           ============      ============
Weighted average number of fully diluted common shares outstanding ...        6,284,288         6,276,543
                                                                           ============      ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    QUARTER ENDED
                                                                                           ------------------------------
                                                                                             MARCH 31,         MARCH 31,
                                                                                               2000              1999
                                                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ...........................................................     $   (784,209)     $    351,178
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization ......................................          206,378           263,669
                  Loss on disposal of equipment ......................................           46,842                --
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ................        3,247,682         3,857,120
                           Decrease (Increase) in contracts in process ...............         (363,163)        1,222,888
                           Decrease (Increase) in income tax, retention and other
                                   receivables .......................................          681,772           660,940
                           Decrease (Increase) in prepaid expenses ...................          125,646            (4,798)
                           Decrease (Increase) in inventory and deposits .............           13,423           (54,782)
                           Increase (decrease) in accounts payable ...................       (1,724,366)       (5,942,100)
                           Increase (decrease) in accrued expenses and income taxes ..         (527,205)         (818,109)
                                                                                           ------------      ------------
                           Net cash provided by (used in) operating activities .......          922,800          (463,994)
                                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment .......................................................               --          (413,340)
         Proceeds from sales of equipment ............................................           11,434                --
         Proceeds from sale of subsidiary ............................................               --         1,250,000
                                                                                           ------------      ------------
                           Net cash provided by (used in) operating activities .......           11,434           836,660
                                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ..............................................................          (81,639)       (1,013,807)
         Payments on long-term debt ..................................................         (117,488)          (41,599)
         Payments on capital lease obligations .......................................          (41,862)          (69,401)
         Payments on credit line loan ................................................         (818,152)        3,119,224
         Payment of dividends on preferred stock .....................................               --            (4,872)
         Preferred stock redemption ..................................................               --        (1,927,400)
         Proceeds from loan to related party .........................................           36,765            20,000
                                                                                           ------------      ------------
                  Net cash provided by (used in) financing activities ................       (1,022,376)           82,145
                                                                                           ------------      ------------

         INCREASE (DECREASE) IN CASH .................................................          (88,142)          454,811

         Cash at the beginning period ................................................          504,583            25,192
                                                                                           ------------      ------------

         Cash at end of period .......................................................     $    416,441      $    480,003
                                                                                           ============      ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2000, basic earnings per share data was computed by dividing net loss, by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

         In 1999, basic earnings per share data was computed by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted earnings per share were adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock.

NOTE 3. SUBSEQUENT EVENTS - SALE OF TUSTIN, CALIFORNIA OPERATIONS. On March 8, 2000, the Company entered into an Asset Purchase Agreement with Cape Environmental Management, Inc. ("CEM") to sell certain assets and assign certain contracts and liabilities associated with its Tustin, California operations for $2.1 million. The transaction was closed on May 8, 2000, effective as of April 30, 2000, with final consideration consisting of approximately $1.775 million in cash, the assignment of $0.075 million of vacation accruals and related payroll taxes, and a holdback of $0.250 million due within 60 days subject to certain adjustments. The nature and dollar value attributed to the assets and liabilities transferred in the sale consisted of $0.9 million of field and office equipment, $1.05 million of project contracts consisting of non-EPA federal and commercial contracts, a $0.1 million non-compete covenant and $0.05 million of intangibles. The Company's net book value of the assets and liabilities of approximately $0.7 million resulted in a recorded gain of $1.4 million on the date of sale. The Company will retain approximately $1.3 million of assets related to the Tustin operations consisting primarily of receivables recorded through the date of closing.

NOTE 4. RECLASSIFICATIONS. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         PROJECT REVENUE. Project revenues decreased $9.4 million or 73% from $12.9 million in the quarter ended March 31, 1999 to $3.5 million in the quarter ended March 31, 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $7.0 million from $8.3 million in the quarter ended March 31, 1999 to $1.3 million in the quarter ended March 31, 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans and Houston. Revenues from these regions approximated $1.4 million in commercial revenues for the quarter ended March 31, 1999 with no corresponding commercial revenues in the quarter ended March 31, 2000; and (iii) the completion of a commercial project in early 1999 which contributed approximately $1.0 million in the quarter ended March 31, 1999.

         DIRECT COSTS. Direct costs decreased $7.1 million or 75% from $9.5 million in the quarter ended March 31, 1999 to $2.4 million in the quarter ended March 31, 2000. The decrease is commensurate with the decrease in projects revenues for the reasons stated above.

         INDIRECT COSTS. Indirect project costs decreased $1.1 million or 58% from $1.8 million in the quarter ended March 31, 1999 to $0.7 million in the quarter ended March 31, 2000. The decrease is commensurate with the overall decrease in revenues noted above. However, this decrease was offset by retaining certain key project managers/employees whose labor costs where not chargeable to direct projects during the disruption of business from the EPA suspension.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs increased $0.04 million or 4% from $0.98 million in the quarter ended March 31, 1999 to $1.02 million in the quarter ended March 31, 2000. This increase is primarily the result of an additional $150,000 in restructuring charges incurred on the closing of the Mobile and Jackson regional offices. The Company does not anticipate incurring any other material restructuring charges related to the closure of regional offices in late 1999.

         OTHER EXPENSE AND INCOME TAXES. Other expenses decreased slightly due to lower average debt balances resulting in decreased interest expense for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. In addition, the Company incurred income tax expense as a result of the positive earnings in the quarter ended March 31, 1999 compared to the loss incurred in the quarter ended March 31, 2000.

         NET INCOME (LOSS). Net income of $351,178 was recorded during the quarter ended March 31, 1999 compared to a net loss of ($784,209) for the quarter ended March 31, 2000. As discussed above, the net loss incurred in 2000 resulted from the effects of the business interruptions and restructuring charges from the EPA suspension in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital declined by $0.6 million from $3.5 million as of December 31, 1999 to $2.9 million as of March 31, 2000. The change in working capital resulted from a decrease in current assets of $3.8 million compared to a decrease in current liabilities of $3.2 million. The decrease in current assets results from a reduction in combined receivables of $2.3 million and a decrease in other current assets of $1.5 million due primarily from the collection of $0.8 million from the sale of WQM in 1998. The decrease in current liabilities results primarily from the reduction of accounts payable and current debt of $2.6 million.

         The Company's cash and cash equivalents decreased by $0.1 million from $0.5 million as of December 31, 1999 to $0.4 million as of March 31, 2000. The decrease in cash and cash equivalents is due primarily to cash provided by operations of $0.9 million offset by cash used in financing activities of $1.0 million.

         In August 1999, the Company received a notice of suspension from the EPA. Under the suspension, the Company was prohibited from receiving additional government contracts; however, the suspension did allow the Company to continue performance on existing government contracts. The suspension was subsequently lifted by the EPA in November of 1999 and the Company became immediately eligible to bid for, receive, and perform any federal contract without restriction. However, the suspension had significantly disrupted the normal flow of business, and the Company has not yet reached the level of EPA job orders that were in the pipe-line prior to the EPA suspension. The Company cannot predict the number of EPA job orders that will be awarded to the Company in the future, if at all.

          As a result of the EPA suspension, the Company entered into a letter of intent to sell all of its EPA contracts pending consent of the sales transaction from the EPA. In April 2000, the Company was notified by the EPA that the sale was not in the best interest of the Government and therefore declined. The Company will continue performing services for the EPA.

         The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing arrangements, proceeds from offerings of equity securities, and loans from shareholders. In the past, these sources have been sufficient to meet its needs and finance the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future operations, and it may be required to seek alternative financing sources not necessarily favorable to the Company.

         On May 8, 2000, the Company closed on the sale of its Tustin, California operations for $2.025 million in cash subject to certain adjustments and the assumptions of $0.075 million in accrued vacation and payroll taxes liabilities. The net proceeds will be used for working capital requirements and further expansion into the maintenance and construction of waste/water treatment facilities through either direct investment or through possible industry acquisitions. The Company's future growth will be dependent upon expansion into the maintenance and construction of waste/water treatment facilities, optimizing margins on its EPA and non-EPA environmental remediation projects, marketing, and its ability to obtain financing at favorable terms.

         On January 27, 2000, the Company satisfied the repayment terms of its line of credit with the National Bank of Canada, which has now released all claims against the Company. The Company is currently exploring new financing arrangements; however, due to the EPA Suspension in 1999 and the continued Office of Inspector General's investigation, the Company can give no assurance that it will be able to obtain financing at favorable terms.

         While the Company will continue to seek alternative sources of financing, management believes that the proceeds for the sale of Tustin, California offices, coupled with its efforts to improve cash flows from operations, should allow the Company to meet its immediate working capital requirements. However, there can be no assurance that alternate financing sources can be successfully negotiated which, if not obtained, could have a material effect on the Company's financial position, operating activities, and liquidity.

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

                  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CET ENVIRONMENTAL SERVICES, INC.






Dated: May 11, 2000                   By:   /s/ Steven H. Davis
                                          --------------------------------------
                                          Steven H. Davis, President, and Chief
                                          Executive Officer


                                      By:   /s/ Dale W. Bleck
                                          --------------------------------------
                                          Dale W. Bleck, Interim Chief Financial
                                          Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                          Financial Data Schedule