Form 10-Q
period 2000-06-30
CET ENVIRONMENTAL SERVICES INC
filed 2000-08-11
CIK 944627

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2000

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

As of August 11, 2000, 6,284,288 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,
                                                                                 2000         DECEMBER 31,
                                          ASSETS                              (UNAUDITED)        1999
                                                                              ------------    ------------
CURRENT ASSETS:
         Cash .............................................................   $     87,216    $    504,583
         Accounts receivable, less allowance for doubtful accounts of
             $159,481 in 2000 and $359,648 in 1999 ........................      4,946,148       6,086,086

         Contracts in process, less allowance for doubtful accounts of
             $101,615 in 2000 and $118,907 in 1999 ........................      2,730,328       1,770,954

         Retention receivable .............................................        968,921         318,883
         Income tax receivable ............................................             --          90,542
         Due from related party ...........................................         67,271         104,036
         Other receivables ................................................        321,852       1,612,962
         Inventories ......................................................         44,999          73,601
         Investment held for sale .........................................        357,982              --
         Prepaid expenses .................................................        244,495         570,532
                                                                              ------------    ------------
                  Total Current Assets ....................................      9,769,212      11,132,179
                                                                              ------------    ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ..................................................      1,543,740       3,059,206
         Vehicles .........................................................        642,644         890,193
         Furniture & fixtures .............................................         76,164          84,543
         Office equipment .................................................        725,789         815,278
         Leasehold improvements ...........................................         49,862          49,861
                                                                              ------------    ------------
                                                                                 3,038,199       4,899,081
         Less allowance for depreciation and amortization .................     (1,529,171)     (2,262,736)
                                                                              ------------    ------------
                  Equipment and improvements, net .........................      1,509,028       2,636,345
                                                                              ------------    ------------

OTHER ASSETS:
         Deposits .........................................................         31,155          36,656
                                                                              ------------    ------------

                                                                              $ 11,309,395    $ 13,805,180
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                                                 2000         DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                 (UNAUDITED)         1999
                                                                              ------------    ------------
CURRENT LIABILITIES:
         Cash overdraft ...................................................   $         --    $    118,348
         Accounts payable .................................................      3,494,039       4,959,733
         Accrued expenses .................................................         53,121         586,612
         Accrued contract costs ...........................................        192,131         364,573
         Accrued payroll and benefits .....................................        283,970         361,443
         Current obligations under capital leases .........................         48,665         119,091
         Current portion of long-term debt ................................        419,426         290,982
         Line of credit ...................................................             --         818,152
                                                                              ------------    ------------
                  Total current liabilities ...............................      4,491,352       7,618,934
                                                                              ------------    ------------

OBLIGATIONS UNDER CAPITAL LEASES ..........................................          2,737          25,669

LONG-TERM DEBT ............................................................         87,773         153,127

COMMITMENTS AND CONTINGENT LIABILITIES ....................................             --              --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             6,284,288 shares issued and outstanding in 2000 and 1999,
             respectively .................................................      8,671,261       8,671,261

         Paid-in capital ..................................................        104,786         104,786

         Accumulated deficit ..............................................     (2,048,514)     (2,768,597)
                                                                              ------------    ------------

                  Total stockholders' equity ..............................      6,727,533       6,007,450
                                                                              ------------    ------------

                                                                              $ 11,309,395    $ 13,805,180
                                                                              ============    ============




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                              --------------------------
                                                                                JUNE 30,       JUNE 30,
                                                                                 2000           1999
                                                                              -----------    -----------
PROJECT REVENUE ...........................................................   $ 6,682,181    $ 8,502,600

PROJECT COSTS
         Direct ...........................................................     5,217,535      6,250,929
         Indirect .........................................................       535,866      2,086,602
                                                                              -----------    -----------
                                                                                5,753,401      8,337,531
                                                                              -----------    -----------
                  Gross profit ............................................       928,780        165,069
                                                                              -----------    -----------

OPERATING EXPENSES
         Selling ..........................................................        94,113        404,460
         General and administrative .......................................       580,201        930,285
         Restructuring expense ............................................        81,696             --
                                                                              -----------    -----------
                                                                                  756,010      1,334,745
                                                                              -----------    -----------
                  Operating  income (loss) ................................       172,770     (1,169,676)
                                                                              -----------    -----------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .................................       (10,183)       (72,810)
         Gain on sale of Tustin, CA Operations ............................     1,341,449             --
         Interest expense, net ............................................        (2,661)      (147,162)
         Other income (expense) ...........................................          (242)      (103,317)
                                                                              -----------    -----------
                                                                                1,328,363       (323,289)
                                                                              -----------    -----------
                  Income (loss) before income taxes .......................     1,501,133     (1,492,965)
                                                                              -----------    -----------

                  Provision for income tax (benefit) ......................        (3,158)      (214,437)

                                                                              -----------    -----------
NET INCOME (LOSS) .........................................................   $ 1,504,291    $(1,278,528)
                                                                              ===========    ===========

Earnings (loss) per common share ..........................................   $       .24    $     (0.20)
                                                                              ===========    ===========
Weighted average number of common shares outstanding ......................     6,284,288      6,284,288
                                                                              ===========    ===========

Earnings (loss) per common share - assuming dilution ......................   $       .24    $     (0.20)
                                                                              ===========    ===========
Weighted average number of fully diluted common shares outstanding ........     6,284,288      6,284,288
                                                                              ===========    ===========



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                              ----------------------------
                                                                                JUNE 30,        JUNE 30,
                                                                                 2000            1999
                                                                              ------------    ------------
PROJECT REVENUE ...........................................................   $ 10,135,383    $ 21,447,560

PROJECT COSTS
         Direct ...........................................................      7,635,486      15,775,095
         Indirect .........................................................      1,268,198       3,813,368
                                                                              ------------    ------------
                                                                                 8,903,684      19,588,463
                                                                              ------------    ------------
                  Gross profit ............................................      1,231,699       1,859,097
                                                                              ------------    ------------

OPERATING EXPENSES
         Selling ..........................................................        241,936         712,161
         General and administrative .......................................      1,312,658       1,645,879
         Restructuring expense ............................................        226,007              --
                                                                              ------------    ------------
                                                                                 1,780,601       2,358,040
                                                                              ------------    ------------
                  Operating  income (loss) ................................       (548,902)       (498,943)
                                                                              ------------    ------------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .................................        (61,331)        (72,810)
         Gain on sale of Tustin, CA Operations ............................      1,341,449
         Interest expense, net ............................................        (22,696)       (246,129)
         Other income (expense) ...........................................           (752)       (109,470)
                                                                              ------------    ------------
                                                                                 1,256,670        (428,409)
                                                                              ------------    ------------
                  Income (loss) before income taxes .......................        707,768        (927,352)
                                                                              ------------    ------------

                  Provision for income tax (benefit) ......................        (12,315)             --

                                                                              ------------    ------------
NET INCOME (LOSS) .........................................................   $    720,083    $   (927,352)
                                                                              ============    ============

Earnings (loss) per common share ..........................................   $        .11    $      (0.15)
                                                                              ============    ============
Weighted average number of common shares outstanding ......................      6,284,288       6,280,373
                                                                              ============    ============

Earnings (loss) per common share - assuming dilution ......................   $        .11    $      (0.15)
                                                                              ============    ============
Weighted average number of fully diluted common shares outstanding ........      6,284,288       6,280,373
                                                                              ============    ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                             --------------------------
                                                                                               JUNE 30,       JUNE 30,
                                                                                                2000           1999
                                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ...............................................................   $   720,083    $  (927,352)
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization ..........................................       376,881        430,420
                  Loss on disposal of equipment ..........................................        61,331             --
                  Gain on sale of Tustin, CA Operations ..................................    (1,341,449)            --
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ....................     1,139,938      7,171,567
                           Decrease (Increase) in contracts in process ...................      (959,374)     5,197,519
                           Decrease (Increase) in income tax, retention and other
                                   Receivables ...........................................       981,614      1,262,469
                           Decrease (Increase) in prepaid expenses .......................       315,320       (281,934)
                           Decrease (Increase) in inventory and deposits .................        21,133         17,265
                           Increase (decrease) in accounts payable .......................    (1,465,694)    (8,159,446)
                           Increase (decrease) in accrued expenses and income taxes ......      (714,640)    (2,183,325)
                                                                                             -----------    -----------
                           Net cash provided by (used in) operating activities ...........      (864,857)     2,527,183
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment ...........................................................        (4,136)      (690,768)
         Purchase of investment held for sale ............................................      (357,982)            --
         Proceeds from sales of equipment ................................................        11,434             --
         Proceeds from the sale of Tustin, CA Operations, net ............................     1,698,072             --
         Proceeds from sale of subsidiary ................................................            --      1,250,000
                                                                                             -----------    -----------
                           Net cash provided by (used in) operating activities ...........     1,347,388        559,232
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ..................................................................      (118,348)    (1,233,792)
         Payments on long-term debt ......................................................      (236,910)      (100,000)
         Payments on capital lease obligations ...........................................       (63,253)      (160,772)
         Net (payments) proceeds on credit line loan .....................................      (818,152)       806,711
         Payment of dividends on preferred stock .........................................            --         (4,872)
         Preferred stock redemption ......................................................            --     (1,927,400)
         Proceeds for issuance of short-term debt ........................................       300,000             --
         Proceeds from loan to related party .............................................        36,765         20,000
                                                                                             -----------    -----------
                  Net cash provided by (used in) financing activities ....................      (899,898)    (2,600,125)
                                                                                             -----------    -----------

         INCREASE (DECREASE) IN CASH .....................................................      (417,367)       486,290

         Cash at the beginning period ....................................................       504,583         25,192
                                                                                             -----------    -----------

         Cash at end of period ...........................................................   $    87,216    $   511,482
                                                                                             ===========    ===========


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements included the accounts of CET Environmental Services, Inc. (the "Company") and its wholly owned subsidiary Cleanwater Contracting, Inc. All intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2000, basic earnings per share data was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

         In 1999, basic earnings per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

NOTE 3. SALE OF TUSTIN, CA OPERATIONS. On March 8, 2000, the Company entered into an Asset Purchase Agreement with Cape Environmental Management, Inc. ("CEM") to sell certain assets and assign certain contracts and liabilities associated with its Tustin, California operations for $2.1 million. The transaction was closed on May 8, 2000, effective as of April 30, 2000, with final consideration consisting of approximately $1.775 million in cash, the assignment of $0.075 million of vacation accruals and related payroll taxes, and a holdback of $0.250 million due within 60 days subject to certain adjustments. The nature and dollar value attributed to the assets and liabilities transferred in the sale consisted of $0.9 million of field and office equipment, $1.05 million of project contracts consisting of non-EPA federal and commercial contracts, a $0.1 million non-compete covenant, and $0.05 million of intangibles. The Company's net book value of the assets and liabilities of approximately $0.7 million and approximately $0.1 million of other related closing costs resulted in a recorded gain of $1.3 million on the date of sale. The Company will retain approximately $1.3 million of assets related to the Tustin operations consisting primarily of receivables recorded through the date of closing.

NOTE 4. SHORT-TERM DRAW NOTES. On May 19, 2000 the Company entered into a short-term revolving or draw note with Firstier Bank. The note provides for a maximum draw of $350,000, an interest rate of 10% with interest only payments beginning June 19, 2000 and continuing at monthly intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on August 19, 2000. On July 28, 2000, the maturity on the draw note was extended to September 19, 2000.

NOTE 5. RECLASSIFICATIONS. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "forecast," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         PROJECT REVENUES. Project revenues decreased $1.8 million or 21% from $8.5 million for the three months ended June 30, 1999 to $6.7 million for the three months ended June 30, 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $2.4 million from $5.1 million for the three months ended June 30, 1999 to $2.7 million for the three months ended June 30, 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $1.0 million in commercial revenues for the three months ended June 30, 1999 with no corresponding commercial revenues for the three months ended June 30, 2000; and (iii) the sale of the Tustin, California operations reduced commercial and other governmental agency revenues by $0.5 million from $1.0 million for the three months ended June 30, 1999 to $0.5 million for the three months ended June 30, 2000. These revenue decreases were partially off-set by an increase in revenues of $1.7 million and $0.4 million for the Hercules, California and water/wastewater projects.

         DIRECT COSTS. Direct costs decreased $1.0 million or 17% from $6.2 million or 74% or project revenue for the three months ended June 30, 1999 to $5.2 million or 78% of project revenues for the three months ended June 30, 2000. The decrease in total dollars is commensurate with the decrease in project revenues for the reasons stated above. The increase as a percentage of revenue results primarily from the mix of project delivery orders requiring outside contractors thereby reducing project margins.

         INDIRECT COSTS. Indirect project costs decreased $1.6 million or 74% from $2.1 million or 24% or project revenues for the three months ended June 30, 1999 to $0.5 million or 8% of project revenues for the three months ended June 30, 2000. The decrease in total dollars and as a percentage of revenues is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations, but is also commensurate with the overall decrease in revenues noted above.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $0.5 million or 43% from $1.3 million for the three months ended June 30, 1999 to $0.8 million for the three months ended June 30, 2000. The decrease in primarily the result of costs savings from the Restructuring Plan inplemented in late 1999 and the sale of the Tustin, California operations effective April 30, 2000.

         OTHER INCOME (EXPENSE). Overall, other income increased due to the gain on the sale of the Tustin, California operations for $1.3 million. Interest expense decreased due to lower average debt balances for the three months ended June 30, 1999 compared to the three months ended June 30, 2000.

         NET INCOME (LOSS). A net loss of $(1,278,528) was recorded during the three months ended June 30, 1999 compared to the net income of $1,504,291 for the three months ended June 30, 2000. As discussed above, net income resulted primarily from the cost saving from the implementation of the Restructuring Plan in late 1999 and the $1.3 million gain on the sale of the Tustin, California operations.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         PROJECT REVENUE. Project revenues decreased $11.3 million or 53% from $21.4 million for the six months ended June 30, 1999 to $10.1 million for the six months ended June 30, 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $9.5 million from $13.5 million for the six months ended June 30, 1999 to $4.0 million for the six months ended June 30, 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $3.0 million in commercial revenues for the six months ended June 30, 1999 with no corresponding commercial revenues for the six months ended June 30, 2000; (iii) the completion of a large commercial project in early 1999 which contributed approximately $1.0 million with no corresponding revenues in 2000; and (iv) the sale of the Tustin, California operations reduced commercial and other governmental agency revenues by $0.8 million from $2.2 million for the six months ended June 30, 1999 to $0.1.4 million for the six months ended June 30, 2000. These revenue decreases were partially off-set by an increase in commercial revenues of $2.5 million and $0.5 million for the Hercules, California and various water/wastewater projects for the six months ended June 30, 2000.

         DIRECT COSTS. Direct costs decreased $8.2 million or 52% from $15.8 million or 74% of project revenues for the six months ended June 30, 1999 to $7.6 million or 75% or project costs for the six months ended June 30, 2000. The decrease in total dollars is commensurate with the decrease in projects revenues for the reasons stated above.

         INDIRECT COSTS. Indirect project costs decreased $2.5 million or 67% from $3.8 million or 18% or project revenues for the six months ended June 30, 1999 to $1.3 million or 13% of project revenues for the six months ended June 30, 2000. The decrease in total dollars and as a percentage of revenue is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations, but is also commensurate with the overall decrease in revenues noted above. However, these decreases were offset by retaining certain key project managers/employees whose labor costs where not chargeable to direct projects during the disruption of business from the EPA suspension in the first quarter of 2000.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $0.6 million or 25% from $2.4 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The decrease is primarily the result of costs savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations effective April 30, 2000. These decreases have been off-set by further restructuring charges incurred on the closing of the Mobile, Jackson, New Orleans and Houston offices. However, the Company does not anticipate incurring any other material restructuring charges related to the closure of these offices.

          OTHER INCOME (EXPENSE). Overall, other income increased due to the $1.3 million gain on the sale of the Tustin, California operations. Interest expense decreased due to lower average debt balances for the three months ended June 30, 1999 compared to the three months ended June 30, 2000.

         NET INCOME (LOSS). A net loss of $(927,352) was recorded during the six months ended June 30, 1999 compared to the net income of $720,083 for the six months ended June 30, 2000. As discussed above, net income resulted primarily due to the cost saving from the implementation of the Restructuring Plan in late 1999 and the $1.3 million gain on the sale of the Tustin, California operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $1.8 million from $3.5 million as of December 31, 1999 to $5.3 million as of June 30, 2000. The change in working capital resulted from a decrease in current assets of $1.3 million compared to a decrease in current liabilities of $3.1 million. The decrease in current assets results from a reduction in combined receivables of $1.0 million due primarily from the collection of $0.8 million from the sale of WQM in 1998. The decrease in current liabilities results primarily from the reduction of accounts payable, accrued expenses and current debt of $2.8 million.

         The Company's cash and cash equivalents decreased by $0.4 million from $0.5 million as of December 31, 1999 to $0.1 million as of June 30, 2000. The decrease is due primarily to cash used by operations and financing of $0.9 million and $0.9 million offset by cash provided by investing activities of $1.3 million.

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

         On May 8, 2000, the Company closed on the sale of its Tustin, California operations for $2.025 million in cash subject to certain adjustments and the assumptions of $0.075 million in accrued vacation and payroll taxes liabilities. The net proceeds were used for working capital requirements and further expansion into the maintenance and construction of waste/water treatment facilities through either direct investment or through possible industry acquisitions. The Company's future growth will be dependent upon expansion into the maintenance and construction of waste/water treatment facilities, optimizing margins on its EPA and non-EPA environmental remediation projects, marketing, and its ability to obtain financing at favorable terms.

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

         While the Company will continue to seek alternative sources of financing, management believes that the proceeds for the sale of Tustin, California operations, coupled with its efforts to improve cash flows from operations, should allow the Company to meet its immediate working capital requirements. However, there can be no assurance that alternate financing sources can be successfully negotiated which, if not obtained, could have a material effect on the Company's financial position, operating activities, and liquidity.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of the Shareholders of the Company was held on June 1, 2000 for the purposes of electing directors to the Board of Directors and ratifying the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2000.

         The following votes were cast by Shareholders with respect to the election of directors named in the Company's proxy statement for the Annual
Meeting:

Name                          Shares Voted For   Shares Withheld
-----------------------------------------------------------------
Craig C. Barto.............      5,641,741           164,096
Douglas W. Cotton..........      5,641,741           164,096
Steven H. Davis............      5,641,741           164,096
George Pratt...............      5,641,741           164,096

         The following votes were cast by Shareholders with respect to the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2000:

                              Shares Voted For   Shares Voted Against   Shares Abstained
----------------------------------------------------------------------------------------
Grant Thorton..............      5,748,126                    52,341        5,300

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27    Financial Data Schedule       Filed herewith electronically

         (b)   Reports on Form 8-K

               During the quarter ended June 30, 2000, the Company filed a Current Report on Form 8-K dated May 8, 2000, under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            CET ENVIRONMENTAL SERVICES, INC.






Dated:  August 11,  2000                    By: /s/ Steven H. Davis
                                                -------------------------------
                                                Steven H. Davis, President, and
                                                Chief Executive Officer

                                            By: /s/ Dale W. Bleck
                                                -------------------------------
                                                Dale W. Bleck, Interim Chief
                                                Financial Officer

                                  EXHIBIT INDEX

            EXHIBIT
            NUMBER          DESCRIPTION
            -------         -----------
               27    Financial Data Schedule       Filed herewith electronically