Form 10-Q
period 2000-09-30
CET ENVIRONMENTAL SERVICES INC
filed 2000-11-13
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2000


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. As of November 10, 2000, 6,266,003 shares of common stock, no par value per share, were outstanding.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,
                                                                                 2000         DECEMBER 31,
                                          ASSETS                              (UNAUDITED)         1999
                                                                             -------------    ------------
CURRENT ASSETS:
         Cash .............................................................   $    370,275    $    504,583
         Accounts receivable, less allowance for doubtful accounts of
             $181,740 in 2000 and $359,648 in 1999 ........................      5,103,996       6,086,086

         Contracts in process, less allowance for doubtful accounts of
             $104,846 in 2000 and $118,907 in 1999 ........................      5,089,458       1,770,954

         Retention receivable .............................................        271,772         318,883
         Income tax receivable ............................................             --          90,542
         Due from related party ...........................................         29,440         104,036
         Other receivables ................................................        218,647       1,612,962
         Inventories ......................................................         10,961          73,601
         Prepaid expenses .................................................        402,595         570,532
                                                                              ------------    ------------
                  Total Current Assets ....................................     11,497,144      11,132,179
                                                                              ------------    ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ..................................................      1,400,965       3,059,206
         Vehicles .........................................................        812,146         890,193
         Furniture & fixtures .............................................         75,377          84,543
         Office equipment .................................................        649,677         815,278
         Leasehold improvements ...........................................         49,862          49,861
                                                                              ------------    ------------
                                                                                 2,988,027       4,899,081
         Less allowance for depreciation and amortization .................     (1,401,412)     (2,262,736)
                                                                              ------------    ------------
                  Equipment and improvements, net .........................      1,586,615       2,636,345
                                                                              ------------    ------------
OTHER ASSETS:
         Deposits .........................................................         36,680          36,656
                                                                              ------------    ------------

                                                                              $ 13,120,439    $ 13,805,180
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                                 2000         DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                 (UNAUDITED)         1999
                                                                              -------------   ------------
CURRENT LIABILITIES:
         Cash overdraft ...................................................   $         --    $    118,348
         Accounts payable .................................................      5,165,762       4,959,733
         Accrued expenses .................................................          7,294         586,612
         Accrued contract costs ...........................................        232,683         364,573
         Accrued payroll and benefits .....................................        291,017         361,443
         Current obligations under capital leases .........................        116,702         119,091
         Current portion of long-term debt ................................        201,071         290,982
         Line of credit ...................................................             --         818,152
                                                                              ------------    ------------
                  Total current liabilities ...............................      6,014,529       7,618,934
                                                                              ------------    ------------

OBLIGATIONS UNDER CAPITAL LEASES ..........................................        153,913          25,669

LONG-TERM DEBT ............................................................             --         153,127

COMMITMENTS AND CONTINGENT LIABILITIES ....................................             --              --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             6,266,003 and 6,284,288 shares issued and outstanding in
             2000 and 1999, respectively ..................................      8,633,429       8,671,261

         Paid-in capital ..................................................        104,786         104,786

         Accumulated deficit ..............................................     (1,786,218)     (2,768,597)
                                                                              ------------    ------------

                  Total stockholders' equity ..............................      6,951,997       6,007,450
                                                                              ------------    ------------

                                                                              $ 13,120,439    $ 13,805,180
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                          -----------------------------
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                              2000            1999
                                                                          -------------   -------------
PROJECT REVENUE .......................................................   $  7,731,321    $ 13,938,719

PROJECT COSTS
         Direct .......................................................      6,681,252      12,426,179
         Indirect .....................................................        286,743       1,370,752
                                                                          ------------    ------------
                                                                             6,967,995      13,796,931
                                                                          ------------    ------------
                  Gross profit ........................................        763,326         141,788
                                                                          ------------    ------------

OPERATING EXPENSES
         Selling ......................................................         77,887         560,090
         General and administrative ...................................        547,553         910,182
         Restructuring expense ........................................         23,806         912,880
                                                                          ------------    ------------
                                                                               649,246       2,383,152
                                                                          ------------    ------------
                  Operating  income (loss) ............................        114,080      (2,241,364)
                                                                          ------------    ------------
OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .............................        (57,433)          7,635
         Gain on sale of property held for investment .................        211,862              --
         Interest expense, net ........................................          1,343        (134,008)
         Other income (expense) .......................................         (3,979)         (5,984)
                                                                          ------------    ------------
                                                                               151,793        (132,357)
                                                                          ------------    ------------
                  Income (loss) before income taxes ...................        265,873      (2,373,721)
                                                                          ------------    ------------

                  Provision for income tax (benefit) ..................          3,577              --

                                                                          ------------    ------------
NET INCOME (LOSS) .....................................................   $    262,296    $ (2,373,721)
                                                                          ============    ============

Earnings (loss) per common share ......................................   $        .04    $      (0.38)
                                                                          ============    ============
Weighted average number of common shares outstanding ..................      6,266,202       6,284,288
                                                                          ============    ============

Earnings (loss) per common share - assuming dilution ..................   $        .04    $      (0.38)
                                                                          ============    ============
Weighted average number of fully diluted common shares outstanding ....      6,266,202       6,284,288
                                                                          ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                               2000           1999
                                                                          -------------   -------------
PROJECT REVENUE .......................................................   $ 17,866,704    $ 35,386,280

PROJECT COSTS
         Direct .......................................................     14,316,738      28,201,273
         Indirect .....................................................      1,554,941       5,184,119
                                                                          ------------    ------------
                                                                            15,871,679      33,385,392
                                                                          ------------    ------------
                  Gross profit ........................................      1,995,025       2,000,888
                                                                          ------------    ------------
OPERATING EXPENSES
         Selling ......................................................        319,823       1,272,251
         General and administrative ...................................      1,860,211       2,556,060
         Restructuring expense ........................................        249,813         912,880
                                                                          ------------    ------------
                                                                             2,429,847       4,741,191
                                                                          ------------    ------------
                  Operating  income (loss) ............................       (434,822)     (2,740,303)
                                                                          ------------    ------------
OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .............................       (118,764)        (65,175)
         Gain on sale of Tustin, CA operations ........................      1,341,449              --
         Gain on sale of property held for investment .................        211,862              --
         Interest expense, net ........................................        (21,353)       (380,137)
         Other income (expense) .......................................         (4,731)       (115,454)
                                                                          ------------    ------------
                                                                             1,408,463        (560,766)
                                                                          ------------    ------------
                  Income (loss) before income taxes ...................        973,641      (3,301,069)
                                                                          ------------    ------------

                  Provision for income tax (benefit) ..................         (8,738)             --

                                                                          ------------    ------------
NET INCOME (LOSS) .....................................................   $    982,379    $ (3,301,069)
                                                                          ============    ============

Earnings (loss) per common share ......................................   $        .16    $      (0.53)
                                                                          ============    ============
Weighted average number of common shares outstanding ..................      6,278,193       6,281,692
                                                                          ============    ============

Earnings (loss) per common share - assuming dilution ..................   $        .16    $      (0.53)
                                                                          ============    ============
Weighted average number of fully diluted common shares outstanding ....      6,278,193       6,281,692
                                                                          ============    ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                           ----------------------------
                                                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                                              2000            1999
                                                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .............................................................   $   982,379    $(3,301,069)
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization ........................................       552,290        558,002
                  Loss on disposal of equipment ........................................       118,764         65,175
                  Restructuring charge .................................................            --        912,880
                  Gain on sale of Tustin, CA operations ................................    (1,341,449)            --
                  Gain on sale of property held for investment .........................      (211,862)            --
                  Changes in operating assets and liabilities:
                           Decrease (increase) in accounts receivable ..................       982,090      4,864,262
                           Decrease (increase) in contracts in process .................    (3,318,504)     4,822,739
                           Decrease (increase) in income tax, retention and other
                                   receivables .........................................     1,781,968        739,185
                           Decrease (increase) in prepaid expenses .....................       157,220        146,193
                           Decrease (increase) in inventory and deposits ...............        49,646        (27,763)
                           Increase (decrease) in accounts payable .....................       206,029     (5,219,634)
                           Increase (decrease) in accrued expenses and income taxes ....      (712,868)    (2,376,669)
                                                                                           -----------    -----------
                           Net cash provided by (used in) operating activities .........      (754,297)     1,183,301
                                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment .........................................................       (19,617)      (690,768)
         Purchase of investment held for sale ..........................................      (680,282)            --
         Proceeds from sales of equipment ..............................................        11,434             --
         Proceeds from the sale of Tustin, CA operations, net ..........................     1,698,072             --
         Proceeds from the sale investment held for sale ...............................       892,144             --
         Proceeds from the sale of regions .............................................            --         50,000
         Proceeds from sale of subsidiary ..............................................            --      1,250,000
                                                                                           -----------    -----------
                           Net cash provided by (used in) operating activities .........     1,901,751        609,232
                                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ................................................................      (118,348)    (1,255,354)
         Payments on long-term debt ....................................................      (543,038)      (225,842)
         Payments on capital lease obligations .........................................      (138,988)      (241,158)
         Net (payments) proceeds on credit line loan ...................................      (818,152)     2,531,125
         Payment of dividends on preferred stock .......................................            --         (4,872)
         Preferred stock redemption ....................................................            --     (1,927,400)
         Proceeds for issuance of short-term debt ......................................       300,000             --
         Proceeds from loan to related party ...........................................        36,764         20,000
                                                                                           -----------    -----------
                  Net cash provided by (used in) financing activities ..................    (1,281,762)    (1,103,501)
                                                                                           -----------    -----------

         INCREASE (DECREASE) IN CASH ...................................................      (134,308)       689,032

         Cash at the beginning period ..................................................       504,583         25,192
                                                                                           -----------    -----------

         Cash at end of period .........................................................   $   370,275    $   714,224
                                                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements included the accounts of CET Environmental Services, Inc. (the "Company") and its wholly owned subsidiary Cleanwater Contracting, Inc. All intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                        CET ENVIRONMENTAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4. SHORT-TERM DRAW NOTES. On May 19, 2000 the Company entered into a short-term revolving or draw note with Firstier Bank. The note provides for a maximum draw of $350,000, an interest rate of 10% with interest only payments beginning June 19, 2000 and continuing at monthly intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on August 19, 2000. On July 28, 2000, the maturity on the draw note was extended to September 19, 2000 and was repaid in full on that date.

NOTE 5. RETIREMENT OF COMMON STOCK. On July 1, 2000, a former officer and shareholder of the Company, exchanged 18,285 shares of the Company's common stock in settlement of a $37,832 loan from the Company. The Company has retired these shares.

NOTE 6. RECLASSIFICATIONS. Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         PROJECT REVENUES. Project revenues decreased $6.2 million or 45% from $13.9 million for the three months ended September 30, 1999 to $7.7 million for the three months ended September 30, 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $5.8 million from $9.9 million for the three months ended September 30, 1999 to $4.2 million for the three months September 30, 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $1.9 million in commercial revenues for the three months ended September 30, 1999 with no corresponding commercial revenues for the three months ended September 30, 2000; and (iii) commercial revenues from the Tustin, California operations were $.5 million for the three months ended September 30, 1999 with no corresponding commercial revenues for the three months ended September 30, 2000. These revenue decreases were partially off-set by an increase in revenues of $1.5 million and $0.1 million for the Hercules, California and water/wastewater projects.

         DIRECT COSTS. Direct costs decreased $5.7 million or 46% from $12.4 million or 89% or project revenue for the three months ended September 30, 1999 to $6.7 million or 87% of project revenues for the three months ended September 30, 2000. The decrease in total dollars is commensurate with the decrease in project revenues for the reasons stated above. The decrease as a percentage of revenue results primarily from the mix of project delivery orders requiring less outside contractors thereby increasing project margins.

         INDIRECT COSTS. Indirect project costs decreased $1.1 million or 79% from $1.4 million or 10% of project revenues for the three months ended September 30, 1999 to $0.3 million or 4% of project revenues for the three months ended September 30, 2000. The decrease in total dollars and as a percentage of revenues is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations, but is also commensurate with the overall decrease in revenues noted above.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $1.7 million or 73% from $2.4 million for the three months ended September 30, 1999 to $0.7 million for the three months ended September 30, 2000. The decrease in primarily the result of costs savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations effective April 30, 2000.

         OTHER INCOME (EXPENSE). Overall, other income increased due to the gain on the sale of property held for investment for $.2 million. Interest expense decreased due to lower average debt balances for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         NET INCOME (LOSS). A net loss of ($2,373,721) was recorded during the three months ended September 30, 1999 compared to the net income of $262,296 for the three months ended September 30, 2000. As discussed above, net income resulted primarily from the cost saving from the implementation of the Restructuring Plan in late 1999, reduced average debt balances and the $.2 million gain on the sale of investment property.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         PROJECT REVENUE. Project revenues decreased $17.5 million or 50% from $35.4 million for the nine months ended September 30, 1999 to $17.9 million for the nine months ended September 30, 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $15.2 million from $23.4 million for the nine months ended September 30, 1999 to $8.2 million for the nine months ended September 30, 2000;
(ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $5.3 million in commercial revenues for the nine months ended September 30, 1999 with no corresponding commercial revenues for the nine months ended September 30, 2000; (iii) the completion of a large commercial project in early 1999 which contributed approximately $1.0 million with no corresponding revenues in 2000; and (iv) the sale of the Tustin, California operations reduced commercial and other governmental agency revenues by $1.7 million from $3.0 million for the nine months ended September 30, 1999 to $1.3 million for the nine months ended September 30, 2000. These revenue decreases were partially off-set by an increase in commercial revenues of $6.0 million and $0.7 million for the Hercules, California and various water/wastewater projects for the nine months ended September 30, 2000.

         DIRECT COSTS. Direct costs decreased $13.9 million or 49% from $28.2 million or 80% of project revenues for the nine months ended September 30, 1999 to $14.3 million or 80% or project costs for the nine months ended September 30, 2000. The decrease in total dollars is commensurate with the decrease in projects revenues for the reasons stated above.

         INDIRECT COSTS. Indirect project costs decreased $3.6 million or 70% from $5.2 million or 15% or project revenues for the nine months ended September 30, 1999 to $1.6 million or 9% of project revenues for the nine months ended September 30, 2000. The decrease in total dollars and as a percentage of revenue is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations, but is also commensurate with the overall decrease in revenues noted above. However, these decreases were offset by retaining certain key project managers/employees whose labor costs where not chargeable to direct projects during the disruption of business from the EPA suspension in the first quarter of 2000.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $2.3 million or 49% from $4.7 million for the nine months ended September 30, 1999 to $2.4 million for the nine months ended September 30, 2000. The decrease is primarily the result of costs savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, California operations effective April 30, 2000. These decreases have been off-set by further restructuring charges incurred on the closing of the Mobile, Jackson, New Orleans, Houston, and Richmond offices. However, the Company does not anticipate incurring any other material restructuring charges related to the closure of these offices.

          OTHER INCOME (EXPENSE). Overall, other income increased due to the $1.3 million gain on the sale of the Tustin, California operations and the $.2 million gain on the sale of investment property. Interest expense decreased due to lower average debt balances for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         NET INCOME (LOSS). A net loss of $(3,301,069) was recorded during the nine months ended September 30, 1999 compared to the net income of $982,379 for the nine months ended September 30, 2000. As discussed above, net income resulted primarily due to the cost saving from the implementation of the Restructuring Plan in late 1999 and the $1.3 million gain on the sale of the Tustin, California operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $2.0 million from $3.5 million as of December 31, 1999 to $5.5 million as of September 30, 2000. The change in working capital resulted from an increase in current assets of $.4 million and a decrease in current liabilities of $1.6 million. The increase in current assets results from an increase in combined receivables of $2.3 million due primarily from receivables arising from the California operations. The decrease in current liabilities results primarily from the reduction of accounts payable, accrued expenses and current debt of $1.6 million.

         The Company's cash and cash equivalents decreased by $0.1 million from $0.5 million as of December 31, 1999 to $0.4 million as of September 30, 2000. The decrease is due primarily to cash used by operations and financing of $.7 million and $1.3 million offset by cash provided by investing activities of $1.9 million.

         During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfield projects located in Hercules and Santa Clarita, California. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, California project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At September 30, 2000, the Company had outstanding receivables of $1,812,577 for the Santa Clarita project and $2,539,980 for the Hercules project. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. Other than the secured liens, no legal action has been taken against RFI, as RFI has not disputed the amounts due to the Company. The loss of these projects will reduce projected revenues by $1.5 million for the fourth quarter of 2000.

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

         While the Company will continue to seek alternative sources of financing, management believes that the proceeds for the sale of Tustin, California operations, coupled with its efforts to improve cash flows from operations, should allow the Company to meet its immediate working capital requirements. However, there can be no assurance that alternate financing sources can be successfully negotiated which, if not obtained, could have a material adverse effect on the Company's financial position, operating activities, and liquidity.

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

                                      CET ENVIRONMENTAL SERVICES, INC.



Dated:  November 10, 2000             By: /s/ Steven H. Davis
                                          -------------------------------------
                                          Steven H. Davis, President, and Chief
                                          Executive Officer

                                      By: /s/ Dale W. Bleck
                                          -------------------------------------
                                          Dale W. Bleck, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
   27           Financial Data Schedule    Filed herewith electronically