Form 10-K
period 2000-12-31
CET ENVIRONMENTAL SERVICES INC
filed 2001-04-02
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: DECEMBER 31, 2000
                           Commission File No. 1-13852



                                       CET ENVIRONMENTAL SERVICES, INC.
                            ------------------------------------------------------
                            (Exact Name of Registrant as Specified in its Charter)

                    CALIFORNIA                                                       33-0285964
- --------------------------------------------------------------        ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification Number)

                             7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO 80112
                         ------------------------------------------------------------
                         (Address of Principal Executive Offices, Including Zip Code)


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

As of March 14, 2001, there were 6,251,103 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $1,800,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. BUSINESS.

The Company

         The Company, incorporated in February 1988, is engaged in environmental consulting, engineering, remediation, and construction activities. The Company also performs emergency response cleanup services in certain western states and the Trust Territory of the Pacific Islands for the U.S. Government under contracts with the Environmental Protection Agency (EPA), other government agencies, and commercial clients. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation. A wholly owned subsidiary, Cleanwater Contracting, Inc., provides a broad spectrum of services related to water treatment and wastewater processing for both the public and private sectors.

         As a full-service provider of environmental solutions, the Company's capabilities range from turnkey waste management facilities for dealing with water, soil and air pollution problems to providing emergency response to accidental spills of hazardous and/or toxic materials. The Company's personnel have developed expertise in a broad range of remediation techniques such as bioremediation, bioventing, vapor extraction, gas/air sparging, soil washing, and groundwater remediation systems. The Company also offers a variety of services in support of municipal and industrial water and wastewater treatment, and other operations with significant environmental components. The Company believes it has gained a solid reputation for promptly providing cost-effective and innovative remediation and treatment solutions.

         Over the past three years, the EPA has been the Company's largest single source of revenues, accounting for $13.1 million (54%), $26.0 million (60%), and $33.0 million (50%) in 2000, 1999, 1998, respectively. The sharp drop in EPA generated revenues over the past two years largely reflects the notice of suspension the Company received from the EPA and the responding actions taken by the Company as more fully described below.

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

         Following the receipt of the suspension notice from the EPA, the Company initiated a restructuring plan to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. Restructuring actions included the September, 1999 sale of substantially all the assets in the Mobile (AL) and Jackson (MS) regions; the October, 1999 closing of regional offices in New Orleans (LA) and Houston (TX); the February, 2000 closing of the Richmond (CA) office; and the sale of asset and assignment of certain contracts and liabilities related to the Company's activities in Tustin
(CA), which became effective on April 30, 2000 as more fully described below.

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

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Additionally, management intends to cooperate in full but also vigorously defend itself in the EPA's further investigation into the allegations. However, there can be no assurance that further suspension will not occur or that the Company will prevail in this matter. If further suspension occurs, it will have a material effect on the Company's financial position, results of operations, and liquidity.

         In early January 2000, the EPA exercised the third option period and contracted with the Company to provide environmental services for Regions 6, 8, and 9 from January 9, 2000 through January 8, 2001. During the third option period, the EPA was empowered to issue delivery orders for up to $42 million in value; actual revenues for the period were $13.1 million. Under the terms of the agreement, the EPA in January 2001 exercised its fourth and final option period, covering the period January 9, 2001 through January 8, 2002. During this fourth option period, the EPA may issue delivery orders for up to $44 million. However, the Company is unable to predict the amount of orders the EPA will issue during the fourth option period.

         The Company's present geographic areas of activity with the EPA are:

                 Region 6 - States of Arkansas, Louisiana, New Mexico, Oklahoma,
                            and Texas.

                 Region 8 - States of Colorado, Montana, North Dakota, South
                            Dakota, Utah, and Wyoming.

                 Region 9 - States of Arizona, California, Hawaii, Nevada,
                            Guam, and American Samoa.

         As of the date of this filing, the EPA has not issued the Request for Proposal for the new contract which will begin at the expiration of CET's fourth option period. Whether the Company will seek future work from the EPA will depend upon the future specification requirements and the scope of the proposal request. Even in the event that the Company should respond to the Request for Proposal, there can be no assurance that the Company will be successful in securing future contracts from the EPA.

         In connection with its commercial business, in August 1999 the Company entered into a contract to perform work for Remediation Financial, Inc. (RFI) on a "Brownfield" development project known as LCRI Investments, Inc. (Hercules) in Hercules, CA. Work performed under this agreement accounted for approximately 5% of total revenues for 1999. Subsequently, the Company entered into another agreement with RFI to perform similar work on a "Brownfield" project known as Santa Clarita, L.L.C. (Porta Bella) in Santa Clarita, CA. The combined revenues from the two RFI projects accounted for approximately 32% of total revenues for 2000.

         During the third quarter of 2000, the Company encountered collection problems with RFI, the severity of which caused the Company to suspend work at the Porta Bella site in late September 2000. Shortly thereafter, RFI presented the Company with termination notices for both the Porta Bella and the Hercules projects. The Company is pursuing recourse under a Deed of Trust related to the Hercules project and the filing of a mechanics' lien on the Porta Bella project (see Note G and S to the Consolidated Financial Statements). The RFI receivables amount to approximately $5.7 million and represent 76% of the Company's total receivables at the end of 2000.

         Over the past five years, the Company has been involved in a number of capital transactions, a brief description of which follows.

         In January 1997, a private placement of common stock was completed with the issuance of 700,000 shares from which the Company realized $2 million in net proceeds. The common stock sold via this offering was registered for resale in a Form S-3 Registration Statement which became effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of common stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

         In August 1997, the Company acquired Water Quality Management Corporation (WQM) in a cash transaction and, in January 1998, acquired H20 Construction and Maintenance Inc. (H20) for cash and notes. The activities of these two Colorado corporations were merged under WQM and operated as a wholly-owned subsidiary providing construction, operation and maintenance of municipal and industrial water and wastewater treatment facilities.

         In December 1998, the Company sold WQM for $12.5 million to AquaSource Services and Technologies Inc. (AquaSource). At the date of the sale, the Company received $11.3 million and recorded a gain of $10.2 million. An additional $1.25 million was received during the first quarter of 1999. On February 22, 2000, the Company and AquaSource entered into a final Settlement and Mutual Release Agreement under which the Company received approximately $500,000, a release of all claims against approximately $698,000 of retention on a project completed by the Company, and retention of some $219,000 for certain amounts collected on behalf of WQM. The Company agreed to indemnify AquaSource on certain projects completed by the Company and transferred to AquaSource as part of the sale of WQM.

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

         On March 8, 2000, the Company entered into an Asset Purchase Agreement with Cape Environmental Management, Inc. covering certain assets and the assignment of certain non-EPA government contracts and liabilities associated with the Tustin (CA) operations. This sale was part of the restructuring program noted above and was effective April 30, 2000. The Company realized a gain of $1.3 million and retained approximately $1.3 million of the Tustin assets, primarily consisting of receivables recorded through the May 8, 2000 closing date. As part of the transaction, the Company entered into a non-compete agreement which prohibits the Company from performing environmental remediation services for the Department of Defense, with certain limited exceptions, anywhere in the United States and for certain customers in California for a period of four years. (See Note F to the Company's Consolidated Financial Statements.)

         On December 22, 2000, the Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock through open market purchases. The buy back is subject to certain restrictions imposed by the Securities & Exchange Commission regarding price, volume, and specified other limitations. As of March 15, 2001, 18,100 shares of common stock have been repurchased under this authorization.

The Environmental Industry

         While estimates of the size of the overall environmental services market vary widely, there appears to be a consensus of opinion that the remediation segment of market exceeds $5 billion in revenues annually. Driven largely by legislation passed during the late 1970's and early 1980's in response to widespread public concern regarding clean air and water, the environmental services business has expanded rapidly during the past decade. The Company is involved primarily in the remediation segment of the industry, which is focused on cleanup of existing environmental problems.

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

         The never-ending need for clean pure water, the aging of the U.S. water and wastewater treatment facilities, the trend of public municipalities towards privatization, and recent regulatory pressure has expanded the U.S. water market to new highs. The Environmental Review, the EPA's first survey of drinking-water utilities after reauthorization of the Safe Drinking Water Act in 1997, suggested that communities nationwide will need to spend around $12.1 billion "in the immediate future" to protect drinking water supplies. The EPA has also estimated that, over the next two decades, some $137 billion will need to be spent to build new wastewater-treatment plants or to improve existing ones. And the Water Environment Federation, a trade group, projects that the roughly 55,000 community water systems in the U.S. will need to spend some $330 billion over the next two decades to improve their water infrastructure. Public municipalities are becoming aware that considerable savings can be obtained by outsourcing the operations, management, and maintenance of their water-treatment facilities to private water-specialty firms. There remains approximately 24,000 government-owned-and-operated water authorities in the U.S. serving almost 80% of U.S. citizens.

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

         o Manpower and equipment for performing site preparation such as excavation, grading, berming and hauling soil; removal of obstacles (i.e., drums, transformers, underground storage tanks, and piping); and dismantling above-ground storage tanks.

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

         As noted earlier in this document, the Company, in connection with the sale of certain assets and assignment of contracts, entered into a non-compete agreement which prohibits it from providing remediation services to the Department of Defense, with certain limited exceptions, for a period of four years from April, 2000. The Company's present contract to provide environmental services to the EPA expires on January 8, 2002. There can be no assurance that the Company will seek additional work with the EPA following the expiration of the current contract. No assurance can be given that should the Company seek additional work from the EPA it will be successful in its efforts.

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

         The Company's strategy to capitalize on these trends emphasizes the following key elements:

         Diversification through Controlled Expansion. The Company seeks controlled growth and diversification by providing its services to additional industries and by broadening the mix of related services performed for each client. Management has identified several areas of interest for expansion including additional work in the areas of water and wastewater treatment facilities' construction, operation and maintenance, and in-plant services for industrial clients.

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

         Commitment to Quality. Management believes that the long-term success of the Company depends upon its reputation with customers for performing top quality turnkey services. The Company must continue to distinguish itself with private and government sector customers by maintaining competence in various state-of-the-art, technology-based remediation and treatment alternatives, and by efficient and effective job site performance.

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

         Ownership of Equipment. The Company attempts to purchase specialized emergency response and remediation equipment, thereby providing the Company with key business advantages, including reduced operating costs, greater flexibility in scheduling the use of resources (equipment, personnel, etc.), and greater reliability in meeting contractually-defined performance timetables and deadlines. The Company typically rents non-specialized equipment such as backhoes and excavators.

Marketing

         The Company has a dedicated marketing staff of sales professionals, proposal writers, technical editors, and project estimators. A significant portion of new business is derived from current customers seeking services for additional sites and new needs. The Company has developed ongoing relations with a broad range of customers in various industries.

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

Competition

         The environmental industry in the United States has developed rapidly since the passage of RCRA in 1976 and is highly competitive. The industry is going through a rapid transition resulting from several mergers and consolidations during the last three years. Several key players have emerged but the industry still has numerous small- and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediation, etc.).

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

Bonding Requirements

         Commercial remediation projects, as well as federal, state, and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed, and payment bonds guarantee that vendors will be paid for equipment and other purchases. A bond typically costs between 1% and 3% of the project costs, and contractors without adequate bonding may be ineligible to bid or negotiate on many projects.

         Although no payments have been made by any bonding company for bonds issued for the Company, the impact of the EPA suspension in 1999 and the Company's current financial status have made it increasingly difficult to obtain bonding. With respect to EPA delivery orders, in lieu of bonding, the Company has developed a job escrow arrangement to meet the EPA's requirements. While the Company continues to seek standard bond coverage for the EPA delivery orders, there can be no assurance that efforts will be successful.

Employees

         As of March 2001, the Company employed approximately 34 employees full-time and 46 part-time at its three offices, including two Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

         The operations of the Company are substantially dependent upon its executive officers. The Company has no employment contracts with these persons, and the loss of their services could have a material adverse effect on the Company. The Company's further success will also depend significantly on its ability to attract and retain additional skilled personnel, including highly trained technical personnel, project managers, and supervisors. The Company believes it currently has adequate qualified supervisory personnel, but there is no assurance that experienced and qualified management level personnel will be available to the Company in the future to fill positions as needed.

ITEM 2. PROPERTIES.

         The Company headquarters and administrative facilities are located at 7032 S. Revere Parkway,

Englewood, CO, in approximately 12,027 square feet of leased office space. The lease expires May 31, 2004. The Company's corporate and administrative functions are conducted from these facilities. The Company leases additional office space for operations located in Edmonds, WA and Ft. Worth, TX.

ITEM 3. LEGAL PROCEEDINGS.

         Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

         In 1998, the Company filed suit in the United States District Court for the District of Oregon against Road Runner Oil, Inc. and Bernard J. Roscoe, alleging breach of contract for non-payment of services performed by the Company at an oil field in Utah. The amount of unpaid invoices, including interest and collection costs, is approximately $2.1 million. In August 1998 the Oregon court determined that the venue for the United States District Court action should be in Utah, and venue for the action was changed accordingly. Road Runner also filed a claim in this action against the Company for breach of contract seeking unspecified damages. The Company has also filed mechanics' liens on certain equipment at the site and against Road Runner's rights in the oil field. The Default Judgments against Road Runner have been awarded in the Tribal Court and Utah state court, and foreclosure proceedings and corresponding asset investigation are in progress. This account receivable was written off in 1998.

         On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of mechanics' lien/lien release bond against Santa Clarita, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. On February 16, 2001, the Company filed its First Amended Complaint in order to focus its recovery efforts on the lien release bond rather than sale of the property. The amount of unpaid invoices is approximately $2.1 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the fact that Santa Clarita, LLC filed a lien release bond sufficient to cover the unpaid invoices, the Company believes it will prevail in this action and will recover most, if not all, of the amounts due the Company.

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to concurrently pursue a trustee's sale of the subject property. The amount of unpaid invoices is approximately $3.7 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the secured deed of trust, the Company believes it will prevail in this action and will recover most, if not all, amounts due the Company.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement which guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of February 2001, LCRI Investment, LLC is current on their quarterly payments, and approximately $6.4 million remains outstanding on the Financial Obligation. The Company believes it is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements.

         The Company is currently under investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency due to a past suspended audit. To date, no claims have been made against the Company arising from this investigation, and subsequent independent audits by the Defense Contract Audit Agency (DCAA) have not been adverse and have not resulted in claims against the Company. The Company is cooperating with the OIG to complete its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

                      QUARTER ENDED             HIGH           LOW
                      -------------          ----------     ----------

                  March 31, 1999             $     2.00     $    1.125
                  June 30, 1999                   1.625          1.125
                  September 30, 1999               1.50           0.25
                  December 31, 1999               2.125          0.313
                  March 31, 2000                  2.375          1.438
                  June 30, 2000                    1.50           0.75
                  September 30, 2000              1.438          0.688
                  December 31, 2000          $    0.938     $    0.313

         (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at March 15, 2001 was 45. This does not include approximately 1,100 shareholders that hold their shares in street name.

         (c) Dividends. The Board of Directors does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company, and other factors deemed relevant by the Board of Directors. The California Corporations Code provides that a corporation may not pay dividends if the corporation is, or as a result of the distribution would likely be, unable to meet its liabilities as they mature.

         (d)      Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                           Fiscal Quarter
$ in thousands, except per share amounts      March 31        June 30       September 30     December 31        Total
- ----------------------------------------     ----------      ----------    --------------    -----------      ----------

1999:
Revenues                                     $   12,945      $    8,503      $   13,939      $    7,802      $   43,189
Project costs                                    11,289           8,299          13,797           6,745          40,130
                                             ----------      ----------      ----------      ----------      ----------
     Gross profit                                 1,656             204             142           1,057           3,059
                                             ----------      ----------      ----------      ----------      ----------

Selling                                             308             404             560             131           1,403
General and administrative                          678             968             910             974           3,530
Restructuring                                        --              --             913             (56)            857
Other (income) loss, net                            105             325             133            (117)            446
                                             ----------      ----------      ----------      ----------      ----------
     Income (loss) before income tax                565          (1,493)         (2,374)            125          (3,177)
                                             ----------      ----------      ----------      ----------      ----------

Income tax                                          215            (215)             --              --              --
                                             ----------      ----------      ----------      ----------      ----------
     Net income                              $      350      $   (1,278)     $   (2,374)     $      125      $   (3,177)
                                             ==========      ==========      ==========      ==========      ==========

Basic earning per common share               $     0.06      $    (0.20)     $    (0.38)     $     0.02      $    (0.51)
Diluted earning per common share             $     0.06      $    (0.20)     $    (0.38)     $     0.02      $    (0.51)

2000:
Revenues                                     $    3,453      $    6,682      $    7,731      $    6,576      $   24,442
Project costs                                     3,150           5,753           6,968           5,838          21,709
                                             ----------      ----------      ----------      ----------      ----------
     Gross profit                                   303             929             763             738           2,733
                                             ----------      ----------      ----------      ----------      ----------

Selling                                             148              94              78              60             380
General and administrative                          732             580             548             551           2,411
Restructuring                                       144              82              24              97             347
Other (income) loss, net                             63          (1,331)           (149)            (29)         (1,446)
                                             ----------      ----------      ----------      ----------      ----------
     Income (loss) before income tax               (784)          1,504             262              59           1,041
                                             ----------      ----------      ----------      ----------      ----------

Income tax                                           --              --              --              --              --
                                             ----------      ----------      ----------      ----------      ----------
     Net income                              $     (784)     $    1,504      $      262      $       59      $    1,041
                                             ==========      ==========      ==========      ==========      ==========

Basic earning per common share               $    (0.12)     $     0.24      $     0.04      $     0.01      $     0.17
Diluted earning per common share             $    (0.12)     $     0.24      $     0.04      $     0.01      $     0.17

         The following selected financial information for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 is derived from financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.

Balance Sheet Data (in thousands):

                                                          AT DECEMBER 31,
                                   ------------------------------------------------------------
                                     2000         1999         1998         1997         1996
                                   --------     --------     --------     --------     --------
CURRENT ASSETS                     $ 12,627     $ 11,132     $ 26,670     $ 25,089     $ 18,424
TOTAL ASSETS                         13,959       13,805       30,202       29,883       23,795
CURRENT LIABILITIES                   6,912        7,619       18,835       12,970       15,121
WORKING CAPITAL                       5,715        3,513        7,835       12,119        3,303
LONG TERM DEBT                           40          179          251        8,204        1,700
                                   --------     --------     --------     --------     --------
TOTAL LIABILITIES                     6,952        7,798       19,086       21,174       16,821
                                   --------     --------     --------     --------     --------
SHAREHOLDERS' EQUITY               $  7,007     $  6,007     $ 11,116     $  8,709     $  6,974

Statement of Operations Data (in thousands, except earnings per share data):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------
                                       2000             1999              1998             1997              1996
                                   ------------     ------------      ------------     ------------      ------------
REVENUES                           $     24,442     $     43,189      $     66,497     $     54,170      $     54,919
OPERATING EXPENSES                       24,847           45,920            74,727           54,047            58,096
NET INCOME (LOSS)
 FROM CONTINUING
 OPERATIONS                               1,041           (3,177)              538             (347)           (3,756)
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS PER
 COMMON SHARE                      $       0.17     $      (0.51)     $       0.09     $      (0.06)     $      (0.74)
WEIGHTED AVERAGE SHARES               6,275,051        6,282,346         5,828,537        5,785,264         5,066,537
CASH DIVIDENDS PER
 COMMON SHARE                               -0-              -0-               -0-              -0-               -0-

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

General

         The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company provides these services from its offices in Denver, CO; Edmonds, WA; and Ft. Worth, TX.

Business Strategy

         The Company is focused on basic strategies that should lead to improved profitability, specifically on the completion of more profitable contracts, overall direct and indirect cost reductions, and administrative efficiencies. The Company continues to develop business relationships where it can assure high quality and operate profitably. Cost reduction efforts will continue to focus on improved program management, field consolidation, reduction of corporate expenses, and assessment of field location efficiencies. Delivery of quality service has been and will continue to be closely monitored. While management believes that implementation of this strategy will improve operating performance, no assurances can be given as to its ultimate success.

         Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in its core environmental remediation business; (ii) expansion into water and wastewater treatment construction and operation and maintenance through direct investment or acquisitions; and (iii) continued focus on the improvement of contract profitability.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                                          PERCENTAGE RELATIONSHIP TO
                                                               PROJECT REVENUE                            PERIOD TO PERIOD
                                                                  YEAR ENDED                                   CHANGE
                                                 --------------------------------------------       ---------------------------
                                                                                                       2000             1999
                                                                                                        VS.              VS.
                                                    2000             1999             1998             1999             1998
                                                 ----------       ----------       ----------       ----------       ----------
Project Revenue                                       100.0%           100.0%           100.0%           (43.4)%          (35.1)%

Project Costs:
    Direct                                             81.4             78.5             87.7            (41.3)           (41.8)
    Indirect                                            7.4             14.4             10.4            (71.0)            (9.9)
                                                 ----------       ----------       ----------       ----------       ----------

 Gross profit                                          11.2              7.1              1.9            (10.7)           136.0

 Other operating expense (income):
    Selling                                             1.6              3.2              3.0            (72.9)           (29.5)
    General and administrative expense                  9.9              8.2             11.3            (31.7)           (53.2)
                                                 ----------       ----------       ----------       ----------       ----------

 Operating income (loss)                               (1.7)            (6.3)           (12.4)            85.2            (66.8)
 Other income (expense)                                 5.9             (1.0)            13.5            421.2            781.0
                                                 ----------       ----------       ----------       ----------       ----------

 Income (loss) before income taxes                      4.3             (7.4)             1.1            132.8           (539.9)
 Income tax (benefit)                                    --               --              0.3               --           (100.0)
                                                 ----------       ----------       ----------       ----------       ----------

 Net income (loss)                                      4.3%            (7.4)%            0.8%           132.8%          (689.2%)
                                                 ----------       ----------       ----------       ----------       ----------

2000 COMPARED TO 1999

         PROJECT REVENUE. Project revenues decreased $18.7 million or 43% from $43.2 million in 1999 to $24.4 million in 2000. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $12.9 million from $26.0 million in 1999 to $13.1 million in 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $6.0 million in commercial revenues for 1999 with no corresponding commercial revenues in 2000; (iii) the completion of a large commercial project in early 1999 which contributed approximately $1.5 million with no corresponding revenues in 2000; and (iv) the sale of the Tustin, CA operations reduced commercial and other governmental agency revenues by $2.9 million from $4.2 million for 1999 to $1.3 million for 2000. These revenue decreases were partially off-set by an increase in commercial revenues of $2.1 million and $2.5 million for the Hercules and Santa Clarita, CA and various water/wastewater projects during 2000.

The Following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                                       Year Ended December 31,
                 ---------------------------------------------------------------------------------------------------
                             2000                               1999                               1998
                 -----------------------------      -----------------------------      -----------------------------

Non-EPA          $ 11,330,144             46.3%     $ 17,231,604             39.9%     $ 33,569,412             50.5%
EPA                13,111,527             53.7%       25,957,715             60.1%       32,927,870             49.5%
                 ------------     ------------      ------------     ------------      ------------     ------------
Total            $ 24,441,671            100.0%     $ 43,189,319            100.0%     $ 66,497,282            100.0%
                 ============     ============      ============     ============      ============     ============

         DIRECT COSTS. Direct costs decreased $14.0 million or 41% from $33.9 million or 79% of project revenues in 1999 to $19.9 million or 81% or project costs in 2000. The decrease in total dollars is commensurate with the decrease in projects revenues noted above. The increase in direct costs as a percentage of revenues in 2000 results primarily from the loss of higher margin projects which were sold in the sale of the Tustin, CA operations.

         INDIRECT COSTS. Indirect project costs decreased $4.4 million or 71% from $6.2 million or 14% of project revenues in 1999 to $1.8 million or 7% of project revenues in 2000. The decrease in total dollars and the decrease as a percentage of revenue is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations, but is also commensurate with the overall decrease in revenues noted above. However, these decreases were offset by retaining certain key project managers/employees whose labor costs where not chargeable to direct projects during the disruption of business from the EPA suspension in the first quarter of 2000.

         SELLING EXPENSE. Sales and marketing expenses decreased $1.0 million or 73% from $1.4 million or 3.2% or project revenues in 1999 to $0.4 million or 1.6% of project revenues in 2000. The decrease in total dollars and the decrease as a percentage of revenue is primarily the result of costs savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations effective April 30, 2000.

         GENERAL & ADMINISTRATIVE EXPENSE. General and administrative expenses decreased $1.1 million or 32% from $3.5 million or 8.1 % of project revenues in 1999 to $2.4 million or 9.9% of project revenues in 2000. The decrease in total dollars is primarily the result of cost savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations effective April 30,

2000. The increase as a percentage of revenues is primarily the result of retaining certain corporate managers/employees whose labor costs where not chargeable to projects during the disruption of business from the EPA suspension in the first quarter of 2000.

         RESTRUCTURING EXPENSE. Following the EPA suspension in August 1999, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through sale, downsizing, and closure of regional offices. In the fourth quarter of 1999, the Company recorded a total restructuring charge of approximately $0.9 million, including a $0.3 million non-cash charge for loss on the sale of the regional offices. In 2000, the Company incurred an additional $347,257 of restructuring expenses not previously identified for the closing of the Mobile, Jackson, New Orleans, Houston, and Richmond offices. However, the Company does not anticipate incurring any other material restructuring charges related to the closure of these offices.

         OTHER INCOME (EXPENSE). Other income/expense increased $1.9 million from a net expense of ($0.4) million in 1999 to a net income of $1.4 million in 2000. The increase results primarily from the $1.3 million gain on the sale of the Tustin, CA operations and the $.2 million gain on the sale of investment property. Interest expense decreased due to lower average debt balances in 2000 compared to 1999.

         NET INCOME (LOSS). Net income for the year ended December 31, 2000 was $1.0 million compared to a net loss of ($3.2) million in 1999. As discussed above, net income resulted primarily due to the cost saving from the implementation of the Restructuring Plan and the $1.3 million gain on the sale of the Tustin, CA operations.

1999 COMPARED TO 1998

         PROJECT REVENUES. Project revenues decreased $23.3 million or 35% from $66.5 million in 1998 to $43.2 million in 1999. The decrease is primarily attributed to (i) an $8.0 million decrease in revenues due to the sale of WQM in December 1998 (see Note E to the Company's Consolidated Financial Statements);
(ii) a decline of $6.1 million in commercial contract revenue as a result of an overall decrease in the Company's commercial business in 1999; (iii) a decrease in EPA contract revenues of $6.9 million due to the suspension issued by the EPA against the Company for the months August through November of 1999. During the suspension period, the Company was not allowed to secure or bid on additional EPA or other government projects, which disrupted the normal flow of business, reducing EPA revenues by approximately $10.0 million dollars in the fourth quarter of 1999 compared to the fourth quarter of 1998 (see Note C to the Company's Consolidated Financial Statements); (iv) a $1.9 million reduction of other government contract revenues as a result of the EPA Suspension, which precluded the Company from bidding on any governmental projects; and (v) a decline of $2.6 million in revenues provided to the Company in 1998 under a Pre-Placed Remedial Actions Contract ("PRAC") with the US Army Corp of Engineers. These decreases were offset by an increase of $2.2 million in project revenues from the Hercules project started in August 1999.

         The Following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                                       Year Ended December 31,
                 ---------------------------------------------------------------------------------------------------
                             1999                               1998                               1997
                 -----------------------------      -----------------------------      -----------------------------

Non-EPA          $ 17,231,604             39.9%     $ 33,569,412             50.5%     $ 33,125,032             61.2%
EPA              $ 25,957,715             60.1%     $ 32,927,870             49.5%     $ 21,044,721             38.8%
                 ------------     ------------      ------------     ------------      ------------     ------------
Total            $ 43,189,319            100.0%     $ 66,497,282            100.0%     $ 54,169,753            100.0%
                 ============     ============      ============     ============      ============     ============

         DIRECT PROJECT COSTS. Direct costs decreased $24.4 million or 42% from $58.3 million or 88% of project revenues in 1998 to $33.9 million or 79% or project revenues in 1999. The overall reduction in direct costs is commensurate with the overall decrease in project revenues noted above. However, the improvement of directs costs as a percentage of project revenues in 1999 results primarily from project cost overruns experienced in 1998. Specifically, the State of Washington and Monfort of Colorado, Inc. projects experienced $2.2 million in costs overruns or 3.3% of revenues in 1998. Other negative revenue adjustments of $.8 million or 1.3% of revenues were also experienced in 1998. In 1999, the Company had no significant project cost overruns. In addition, certain typical direct labor costs were charged to indirect costs as a result of the EPA Suspension as noted below.

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

         SELLING EXPENSE. Sales and marketing expenses decreased approximately $.59 million or 30% from $1.99 million or 3.0% of project revenues in 1998 to $1.40 million or 3.2% of project revenues in 1999. As a percentage of revenues, sales and marketing remained relatively constant between 1998 and 1999. The decrease in sales and marketing expenses is attributed to the significant restructuring of the Company during 1999, which resulted in the sale or closure of several operating regions/locations within the U.S. In addition, the Company reduced certain marketing expenses as an overall cost reduction policy for 1999 related to the Restructuring Plan (See Note D regarding discussion of the "Restructuring" in the Company's Consolidated Financial Statements).

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses decreased by approximately $4.0 million or 53% from $7.5 million or 11.3% of project revenues in 1998 to $3.5 million or 8.1% of project revenues in 1999. The decrease is primarily attributed to certain non-recurring adjustments related to the write off of receivables of $2.4 million and provisions for bad debt allowances of $1.3 million is 1998. For comparative purposes, disregarding the $3.7 million of non-recurring adjustments in 1998, general and administrative expenses increased by approximately $.6 million, from $3.8 million in 1998 to $4.4 million in 1999. This increase is primarily attributed to the restructuring charge of approximately $.9 million incurred in September 1999 as a result of the EPA Suspension (See Note D regarding discussion of the "Restructuring" in the Company's Consolidated Financial Statements). The restructuring charges were offset by cost savings in general and administrative expenses in the fourth quarter by implementation of the Restructuring Plan.

         RESTRUCTURING EXPENSE. Following the EPA suspension, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. In September 1999, under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions for proceeds totaling $0.5 million. Also under the Restructuring Plan, in October 1999, the Company closed its regional office located in New Orleans and Houston. As a result, the Company recorded a total restructuring charge of approximately $0.9 million, including a $0.3 million non-cash charge for loss on the sale of the regional offices.

         OTHER INCOME (EXPENSE). Other income/expense decreased $9.4 million, from $8.95 million of income in 1998 to $.45 million of net expense in 1999. The decrease is attributed to the non-recurring gain of $10.2 million on the sale of WQM in 1998. In addition, interest expense decreased approximately $.42 million from $.89 million in 1998 to $.47 million in 1999. This reduction is attributed to the Company reducing its line of credit and other debt during 1999.

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

Liquidity and Capital Resources

         The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing arrangements, proceeds from offerings of equity securities, and loans from shareholders. In the past, these sources have been sufficient to meet its needs and finance the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company. Other sources of liquidity included the sale of WQM in which proceeds for $11.3 million were received in 1998, a payment of $1.3 million in January 1999, and a payment of $0.5 million in March 2000 as part of the Settlement Agreement between the Company and AquaSource. Additionally, the Company sold the Tustin, CA operations for net proceeds of $1.9 million in May 2000 and sold an investment property for net proceeds of $0.2 million in September 2000. The Company's future growth will be dependent upon expansion into the maintenance and construction of waste/water treatment facilities, optimizing margins on its EPA and non-EPA environmental remediation projects, marketing, and its ability to obtain financing at favorable terms.

         During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfield projects located in Hercules and Santa Clarita, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At December 31, 2000, the Company had receivables of $2,061,362 for the Santa Clarita project and $3,668,329 for the Hercules project. These amounts represent $5,729,691 or 76% of accounts receivable at December 31, 2000. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. See Item 3. Legal Proceeding regarding legal actions taken against RFI for both the Santa Clarita and Hercules, CA projects.

         In January 2000, the Company satisfied the repayment terms of its line of credit with the National Bank of Canada, which has now released all claims against the Company.

         Management believes that future cash flows from operations, the collection of receivables from RFI, and funds available under the line of credit with FirsTier Bank will be sufficient to fund the Company's immediate needs for working capital. In addition, Management believes that it will be successful in renewing the line of credit with FirsTier Bank in May 2001, however, there can be no assurance that the line of credit with FirsTier Bank will be renewed, and if not renewed, that other alternate financing sources can be successfully negotiated, which if not obtained, could have material effect on the Company's financial position, operating activities and liquidity.

         The Company's financial position stabilized in 2000 as a result of the Restructuring Plan and sale of Tustin, CA operations. The Company's working capital increased $2.2 million from $3.5 million as of December 31, 1999 to $5.7 million as of December 31, 2000. The change in working capital results from an increase in current assets of $1.5 million compared to a decrease in current liabilities of $0.7 million. The increase in current assets results from an increase in combined receivables of $3.1 million, cash of $0.4 million, and a decrease in other current assets of $2.0 million resulting from the settlement of $1.5 million on the sale of WQM. The decrease in current liabilities results primarily from a reduction of cash overdrafts accrued liabilities of $0.9 million and the reduction of the line of credit and short-term debt of $1.1 million. These reductions were partially offset by an increase in accounts payable of $1.3 million.

         The Company's total obligations decreased by $0.8 million from $7.8 million at December 31, 1999 to $7.0 million at December 31, 2000. The Company's shareholders equity increased by $1.0 million as a result of the net income of $1.0 million for the year. Due to the outstanding RFI receivables, combined receivables increased by $3.1 million, from $7.8 million or 66 days sales outstanding at December 31, 1999 to $10.9 million or 163 days sales outstanding at December 31, 2000.

         The Company's cash and cash equivalents increased $449,000, from $505,000 at December 31, 1999 to $954,000 at December 31, 2000. The increase in cash and cash equivalents results from cash provided from investing activities of $2.2 million. The cash provided by investing activities is offset by cash used in operations and financing activities of $1.8 million. Cash used in operating activities of $0.4 million results primarily from an increase in combined receivables of $3.1 million and a decrease in accrued expenses of $0.7 million. This decrease in cash is offset by an increase of accounts payable of $1.3 million and a decrease in other assets of $1.9 million. Cash provided by investing activities of $2.2 million results from the receipt of $1.9 million from the sale of the Tustin, CA operations and $0.2 million of net cash from the sale of an investment property. Cash used in financing activities of $1.3 million results primarily from the completion of repayment terms on the line of credit of $0.8 million and payments of $0.5 million related to debt and capital leases.

         DEBT FINANCING. Beginning in January 1995, the Company borrowed funds from related parties. As of January 1999, all funds had been repaid, and the Company does not anticipate borrowing from these sources in the future.

         In January 2000, the Company satisfied its repayment terms with the National Bank of Canada, which has now released all claims against the Company.

         In November 2000, the Company obtained a $1 million revolving line of credit with FirsTier Bank secured by the assets of the Company. Interest only payments beginning December 9, 2000 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on May 9, 2001. The interest rate is the prime rate as published in the Wall Street Journal plus 1%. The line of credit requires the Company to maintain certain net worth and financial ratios. At December 31, 2000, there were no principal or interest amounts due under the line of credit and the Company was in compliance with all covenants.

         The Company has also financed vehicles and equipment using long term capital leases from various entities. As of December 31, 2000, the combined balance due on these leases was $100,000.

         In July 2000, the Company financed its insurance premiums over the next year by issuing a subordinated note, with monthly payments of approximately $29,000 through March 2001. The note bears interest at 9.70% and matures on March 31, 2001.

         EQUITY FINANCING. In December 1996, the Company commenced a private placement offering of common stock. This offering was completed in January 1997, and resulted in the issuance of 0.7 million shares with net proceeds to the Company totaling $2.0 million. The shares issued pursuant to this offering were classified as "restricted securities" as such term is defined in Rule 144 of the Securities Act of 1933. The Company completed an S-3 registration of these shares for resale which was effective January 7, 1998. In conjunction with the offering, warrants for an additional 72,925 shares of common stock were issued as partial compensation for underwriting services. These warrants are exercisable at a price of $3.60 per share for five years from the date of the offering.

         In August 1998, the Company completed a private financing, raising $1.9 million of net proceeds in a placement of convertible preferred stock and warrants. The preferred shares could be converted into shares of the Company's common stock at a 15 percent discount to the price of the common shares at the time of conversion with a maximum conversion price of $3.35. An aggregate of three-year warrants to purchase 35,000 shares of the Company's common stock at a price of $3.00 per share was also issued. A total of 430 shares of the preferred securities were converted into 472,803 shares of common stock by the holders. In January 1999, the Company redeemed the remaining 1,570 preferred shares for $1.9 million in cash. The warrants issued remain outstanding at December 31, 2000.

         In December 1998, the Company sold all of the outstanding stock of WQM for $12.5 million to AquaSource Services and Technologies, Inc. On the date of closing, $11.3 million was paid in cash, $1.3 million was received in January 1999 and another $0.5 million was received as part of the Settlement Agreement in March 2000.

        CAPITAL COMMITMENTS. The Company has entered into leases for its existing facilities with such leases expiring at various dates through 2004. Monthly rentals currently are approximately $22,407 in the aggregate. Management anticipates some capital expenditures in 2000 which will be funded from working capital, term loans and equipment leases.

        COMMONS STOCK DIVIDEND POLICY. Since the capitalization of the Company in 1995, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock. Future earnings, if any, are expected to be retained for the development of the business of the Company.

        STOCK REPURCHASE PLAN. In December 2000, the Company implemented a Stock Repurchase Plan, allowing for the repurchase of up to 100,000 shares of the Company's outstanding common stock. Repurchases will be made from time to time in the open market or through negotiated transactions depending on market conditions. Such repurchases will be made only through brokers and will be subject to volume, price, and other limitations in order to comply with applicable Securities and Exchange Commission provisions regarding stock repurchases. All common shares repurchased will be retired. As of December 31, 2000, the Company had repurchased 7,200 shares of the Company's common stock at a weighted average price of $0.51 per share which includes associated broker fees and commissions.

Year 2000 Compliance

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

         Please see pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.      The following financial statements are filed herewith:

                                                                                 PAGES
                                                                                 -----

                  Report of Independent Certified Public Accountants           F-1 - F-2
                  Consolidated Balance Sheets                                  F-3 - F-4
                  Consolidated Statements of Operations                              F-5
                  Consolidated Statements of Stockholders' Equity                    F-6
                  Consolidated Statements of Cash Flows                        F-7 - F-8
                  Notes to Consolidated Financial Statements                   F-9 - F26

                  2. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

                  3.       Exhibits. The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
    -------                          -----------                                         --------
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

      3.2        Bylaws                                                Incorporated by reference to Exhibit 3.2 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.1        Incentive Stock Option Plan                           Incorporated by reference to Exhibit 10.1
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.2        Form of Incentive Stock Option Agreement              Incorporated by reference to Exhibit 10.2
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.3        Stock Purchase Agreement with AquaSource Services     Incorporated by reference to Exhibit 10.1
                 and Technologies, Inc.                                to the Company's report on Form 8K dated
                                                                       December 17, 1998.

     10.4        Administrative Agreement between United States        Incorporated by reference to Exhibit 10.1
                 Environmental Protection Agency and the Registrant    to Company's Form 10-Q for the nine months
                                                                       ended September 30, 1999.

     10.5        Asset Purchase and Assignment Agreement by and        Incorporated by reference to Exhibit 10.16
                 between the Company and CAPE Environmental            to the Company's Annual Report on Form 10-K
                 Management, Inc.                                      for the year ended December 31, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
    -------                          -----------                                         --------
     10.6        Lease Agreement by and between the Company and Sky    Incorporated by reference to Exhibit 10.17
                 Harbor Associates Limited Partnership                 to the Company's Annual Report on Form 10-K
                                                                       for the year ended December 31, 1999.

     10.7        Line of Credit with FirsTier Bank                     Filed herewith electronically

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

                                        CET ENVIRONMENTAL SERVICES, INC.


Dated:  March 28, 2001                  By /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer

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

                    Signature                                   Capacity                       Date
                    ---------                                   --------                       ----

/s/ Steven H. Davis                                     President,                         March 28, 2001
- ----------------------------------------------------    Chief Executive Officer,
Steven H. Davis                                         Secretary and Director


/s/ Craig C. Barto                                      Director                           March 28, 2001
- ----------------------------------------------------
Craig C. Barto


/s/ John D. Hendrick                                    Director                           March 28, 2001
- ----------------------------------------------------
John D. Hendrick


/s/ George Pratt                                        Director                           March 28, 2001
- ----------------------------------------------------
George Pratt


/s/ Dale W. Bleck                                       Chief Financial Officer            March 28, 2001
- ----------------------------------------------------    and Assistant Secretary
Dale W. Bleck

CET ENVIRONMENTAL SERVICES, INC.


FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS



December 31, 2000 and 1999

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
CET Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of CET Environmental Services, Inc. as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of CET Environmental Services, Inc. as of December 31, 2000, and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Very truly yours,

GRANT THORNTON LLP





Denver, Colorado
March 2, 2001

                        CET Environmental Services, Inc.

                                 BALANCE SHEETS


                     ASSETS                                      December 31,      December 31,
                                                                     2000              1999
                                                                 ------------      ------------

CURRENT ASSETS
     Cash                                                        $    953,641      $    504,583
     Accounts receivable, less allowance for
         doubtful accounts; $164,403 in 2000, and
         $359,648 in 1999                                           7,572,729         6,086,086
     Contracts in process less allowance for doubtful
         accounts of $56,705 in 2000, and $118,907 in 1999          3,355,603         1,770,954
     Retention receivable                                             268,471           318,883
     Income tax receivable                                                 --            90,542
     Due from related party                                                --           104,036
     Other receivables                                                154,524         1,612,962
     Inventories                                                       15,317            73,601
     Prepaid expenses                                                 306,339           570,532
                                                                 ------------      ------------

                 Total current assets                              12,626,624        11,132,179
                                                                 ------------      ------------


EQUIPMENT AND IMPROVEMENTS
     Field equipment                                                1,432,070         3,059,206
     Vehicles                                                         500,447           890,193
     Furniture & fixtures                                              75,377            84,543
     Office equipment                                                 537,038           815,278
     Leasehold improvements                                            49,862            49,861
                                                                 ------------      ------------
                                                                    2,594,794         4,899,081
     Less allowance for depreciation and amortization              (1,301,217)       (2,262,736)
                                                                 ------------      ------------

                 Equipment and improvements - net                   1,293,577         2,636,345

DEPOSITS                                                               38,922            36,656
                                                                 ------------      ------------

                                                                 $ 13,959,123      $ 13,805,180
                                                                 ============      ============



        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                                 BALANCE SHEETS


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 December 31,      December 31,
                                                                                     2000              1999
                                                                                 ------------      ------------

CURRENT LIABILITIES
     Cash overdraft                                                              $         --      $    118,348
     Accounts payable                                                               6,237,119         4,959,733
     Accrued expenses                                                                 271,393           586,612
     Accrued contract costs                                                             8,800           364,573
     Accrued payroll and benefits                                                     227,413           361,443
     Current obligations under capital leases                                          51,446           119,091
     Notes payable - current                                                          116,283           290,982
     Line of credit                                                                        --           818,152
                                                                                 ------------      ------------

                 Total current liabilities                                          6,912,454         7,618,934


OBLIGATIONS UNDER CAPITAL LEASES                                                       40,149            25,669

NOTES PAYABLE  - LONG-TERM                                                                 --           153,127

COMMITMENTS AND CONTINGENT LIABILITIES                                                     --                --

STOCKHOLDERS' EQUITY
     Common stock (no par value) - authorized 20,000,000 shares; 6,258,803 shares and 6,284,288 shares issued and outstanding
             in 2000 and 1999, respectively                                         8,629,755         8,671,261
     Paid-in capital                                                                  104,786           104,786
     Retained earnings (accumulated deficit)                                       (1,728,021)       (2,768,597)
                                                                                 ------------      ------------

                 Total stockholders' equity                                         7,006,520         6,007,450
                                                                                 ------------      ------------

                                                                                 $ 13,959,123      $ 13,805,180
                                                                                 ============      ============



        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                            STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                         ------------------------------------------------

                                                             2000              1999              1998
                                                         ------------      ------------      ------------

PROJECT REVENUE                                          $ 24,441,671      $ 43,189,319      $ 66,497,282

PROJECT COSTS
     Direct                                                19,904,402        33,909,701        58,298,144
     Indirect                                               1,804,044         6,219,975         6,902,927
                                                         ------------      ------------      ------------
                                                           21,708,446        40,129,676        65,201,071
                                                         ------------      ------------      ------------

             Gross profit                                   2,733,225         3,059,643         1,296,211
                                                         ------------      ------------      ------------

OTHER OPERATING EXPENSES
     Selling                                                  379,653         1,403,149         1,989,584
     General and administrative                             2,411,447         3,529,675         7,535,966
     Restructuring charge                                     347,257           857,469                --
                                                         ------------      ------------      ------------
                                                                           ------------      ------------
                                                            3,138,357         5,790,293         9,525,550
                                                         ------------      ------------      ------------

             Operating income (loss)                         (405,132)       (2,730,650)       (8,229,339)
                                                         ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Gain(loss) on sale of equipment                         (114,444)          (89,167)               --
     Gain on sale of Tustin, CA Operations                  1,341,449                --                --
     Gain on sale of property held for investment             226,730                --                --
     Gain on sale of subsidiary                                    --                --        10,154,028
     Interest expense, net                                    (18,159)         (475,504)         (892,213)
     Other income (expense)                                    10,132           118,564          (310,722)
                                                         ------------      ------------      ------------
                                                            1,445,708          (446,107)        8,951,093
                                                         ------------      ------------      ------------

             Income (loss) before taxes on income           1,040,576        (3,176,757)          721,754
             (Benefit) taxes on income                             --                --           183,276
                                                         ------------      ------------      ------------
                     NET INCOME (LOSS)                   $  1,040,576      $ (3,176,757)     $    538,478
                                                         ============      ============      ============

Weighted average number of
     shares outstanding                                     6,275,051         6,282,346         5,828,537

Earnings (loss) per common share                         $       0.17      $      (0.51)     $       0.09
                                                         ============      ============      ============

Earnings (loss) per common share--
     assuming dilution                                   $       0.17      $      (0.51)     $       0.09
                                                         ============      ============      ============


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998



                                                      Common stock                      Preferred stock
                                             ------------------------------      ------------------------------
                                                Shares            Amount            Shares            Amount
                                             ------------      ------------      ------------      ------------

Balance at December 31, 1997                    5,805,485      $  8,235,589                --      $         --

Exercise of stock options
     and other                                      6,000            14,000                --                --

Issuance of preferred stock                            --                --             2,000         1,879,229

Conversion of preferred stock                     317,786           290,127              (290)         (290,127)
Dividends on preferred stock                           --                --                --                --

Net income for the year                                --                --                --                --
                                             ------------      ------------      ------------      ------------

Balance at December 31, 1998                    6,129,271         8,539,716             1,710         1,589,102


Conversion of preferred stock                     155,017           131,545              (140)         (131,545)

Redemption of preferred stock                          --                --            (1,570)       (1,457,557)

Dividends on preferred stock                           --                --                --                --

Net loss for the year                                  --                --                --                --

                                             ------------      ------------      ------------      ------------
Balance at December 31, 1999                    6,284,288         8,671,261                --                --


Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan                 (7,200)           (3,673)               --                --

Exchanged of shareholder receivable
     for common stock                             (18,285)          (37,833)               --

Net income for the year                                --                --

                                             ------------      ------------      ------------      ------------
Balance at December 31, 2000                    6,258,803      $  8,629,755                --      $         --
                                             ============      ============      ============      ============

                                                                Retained
                                                                 earnings           Total
                                               Paid-in         (accumulated     stockholders'
                                               capital           deficit)          equity
                                             ------------      ------------     -------------

Balance at December 31, 1997                 $    567,953      $    (94,825)     $  8,708,717

Exercise of stock options
     and other                                      6,676                --            20,676

Issuance of preferred stock                            --                --         1,879,229

Conversion of preferred stock                          --                --                --
Dividends on preferred stock                           --           (30,620)          (30,620)

Net income for the year                                --           538,478           538,478
                                             ------------      ------------      ------------

Balance at December 31, 1998                      574,629           413,033        11,116,480


Conversion of preferred stock                          --                --                --

Redemption of preferred stock                    (469,843)               --        (1,927,400)

Dividends on preferred stock                           --            (4,873)           (4,873)

Net loss for the year                                  --        (3,176,757)       (3,176,757)

                                             ------------      ------------      ------------
Balance at December 31, 1999                      104,786        (2,768,597)        6,007,450


Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan                     --                --            (3,673)

Exchanged of shareholder receivable
     for common stock                                  --                --           (37,833)

Net income for the year                                --         1,040,576         1,040,576

                                             ------------      ------------      ------------
Balance at December 31, 2000                 $    104,786      $ (1,728,021)     $  7,006,520
                                             ============      ============      ============


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                $  1,040,576      $ (3,176,757)     $    538,478
      Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
              Depreciation and amortization                                 642,120           989,732         1,453,900
              Restructuring charge                                               --           390,324       (10,154,028)
              Provision for bad debts                                      (257,447)         (527,430)          333,268
              Loss on disposal of equipment                                 114,444            89,167           216,007
              Gain on sale of Tustin, CA operations                      (1,341,449)               --                --
              Gain on sale of property held for investment                 (226,730)               --                --
              Employee stock option plan                                         --                --             6,676
              Changes in operating assets and liabilities:
                 Decrease (increase) in accounts receivable              (1,261,959)        6,057,335        (3,348,937)
                 Decrease (increase) in contracts in process             (1,522,447)        8,548,768         2,905,590
                 Decrease (increase) in income tax, retention
                      and other receivables                               1,599,392         1,040,654        (1,942,137)
                 Decrease (increase) in prepaid expenses                    253,476           347,112          (370,848)
                 Decrease (increase) in inventory and deposits               43,032            88,159           403,074
                 Increase (decrease) in accounts payable                  1,277,386        (6,423,376)        3,152,811
                 Increase (decrease) in accrued expenses
                    and income taxes                                       (736,256)       (1,858,944)          619,832
                                                                       ------------      ------------      ------------
                        Net cash provided by (used in)
                           operating activities                            (375,862)        5,564,744        (6,186,314)
                                                                       ------------      ------------      ------------

INVESTING ACTIVITIES:
      Purchase of equipment                                                 (28,475)       (1,190,209)       (1,381,135)
      Purchase of property held for investment                             (665,414)               --                --
      Proceeds from sale of equipment                                        62,494           251,649                --
      Proceeds from sale of property held for investment                    892,144                --                --
      Proceeds from the sale of Tustin, CA operations, net                1,948,072                --                --
      Proceeds from sale of subsidiary                                           --         1,250,000        11,250,000
      Net purchase of subsidiary                                                 --                --          (803,845)
                                                                       ------------      ------------      ------------
                        Net cash provided by (used in)
                             investing activities                         2,208,821           311,440         9,065,020
                                                                       ------------      ------------      ------------

FINANCING ACTIVITIES:
      Bank overdraft                                                       (118,348)       (1,818,393)        1,936,741
      Net (payments) on notes                                              (327,826)       (1,178,005)         (754,877)
      Payments on capital leases                                           (152,666)         (266,349)         (411,359)
      Net (payments) proceeds from credit line loan                        (818,152)         (221,773)       (5,158,706)
      Payments on repurchase of common stock                                 (3,673)               --                --
      Payment of dividends on preferred stock                                    --            (4,873)          (30,620)
      Proceeds from issuance of preferred stock                                  --                --         1,879,229
      Proceeds from exercise of stock options                                    --                --            14,000
      Proceeds from loans from shareholders                                      --                --           500,000
      Payments on loans from shareholders                                        --                --          (500,000)


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------

      Net payments from related party                                        36,764            20,000                --
      Preferred stock redemption                                                 --        (1,927,400)               --
      Payments on subordinated notes payable                           $         --      $         --      $   (671,800)
                                                                       ------------      ------------      ------------
                        Net cash provided by (used in)
                        financing activities                             (1,383,901)       (5,396,793)       (3,197,392)
                                                                       ------------      ------------      ------------

                        INCREASE (DECREASE) IN CASH                         449,058           479,391          (318,686)

Cash at beginning of year                                                   504,583            25,192           343,878
                                                                       ------------      ------------      ------------

Cash at end of year                                                    $    953,641      $    504,583      $     25,192
                                                                       ============      ============      ============

Supplemental disclosures of cash flow information:
      Cash paid during the year
          Interest                                                     $     55,307      $    482,707      $  1,060,211
          Income taxes                                                           --                --                --

Noncash investing and financing activities:
      Issuance of note payable for financing of
          insurance premiums                                           $    256,469      $    635,709      $    485,818
                                                                       ============      ============      ============

      Conversion of preferred stock to common                          $         --      $    131,546      $    290,127
                                                                       ============      ============      ============

      Related party receivable exchanged for common stock              $     37,833      $         --      $         --
                                                                       ============      ============      ============

      Transfer of CIP from deposits to fixed assets                    $         --      $         --      $    368,452
                                                                       ============      ============      ============

      Fixed asset additions (returns) under capital leases, net        $    129,606      $   (215,820)     $         --
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

       Contracts

       A majority of the Company's revenue is generated from time-and-material contracts whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement for material, inventories and subcontractor costs. Many of the contracts also have a fixed mark-up to be applied to material, inventories and subcontract costs. In addition, many of the time and material contracts have a stated maximum contract price, which cannot be exceeded without an authorized change order. Revenue is recorded on contracts based upon the labor hours and costs incurred on the percentage of completion method. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Claims are recorded in revenue when received.

       Contracts in process consist of the accumulated unbilled labor at contracted rates, material, subcontractor costs and other direct and indirect job costs and award fees related to projects in process.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

       Long-Term Debt / Obligations Under Capital Leases: The carrying value approximates fair value as the interest rate at December 31, 2000 and 1999 is considered to approximate the market rate.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

       Impairment of Long-lived Assets

       In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year-end. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future. No impairment expense was recognized in the years ended December 31, 2000, 1999 and 1998.

       Earnings per Share

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS. All options and warrants outstanding were excluded from the computation of potential common shares (option price exceeded the average market price during the period) in 1999. Outstanding options excluded in 2000 and 1998 amounted to 59,600 and 67,102, respectively. Outstanding warrants excluded in 2000 and 1998 amounted to 227,925 and 73,001, respectively.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               2000           1999            1998
                                                            ----------     ----------      ----------
Numerator
     Net income (loss)                                      $    1,041     $   (3,177)     $      539
     Preferred stock dividends                                      --             (5)            (31)
                                                            ----------     ----------      ----------

     Numerator for basic earnings per share -
          income available to common stockholders                1,041         (3,182)            508

Effect of dilutive securities:
     Preferred stock dividends                                      --             --              --
                                                            ----------     ----------      ----------

     Numerator for diluted earnings per share -
          income available to common stockholders
          after assumed conversions                         $    1,041     $   (3,182)     $      508
                                                            ==========     ==========      ==========

Denominator:
     Denominator for basic earnings per share -
          weighted average shares outstanding                    6,275          6,282           5,829

     Effect of dilutive securities:
          Warrants                                                  --             --              24
          Stock options                                              3             --              22
                                                            ----------     ----------      ----------
               Dilutive potential common shares                      3             --              46

     Denominator for diluted earnings per share -
          adjusted weighted average share and
          assumed conversion                                     6,278          6,282           5,875
                                                            ==========     ==========      ==========

Basic earnings (loss) per share                             $     0.17     $    (0.51)     $     0.09
                                                            ==========     ==========      ==========

Diluted earnings (loss) per share                           $     0.17     $    (0.51)     $     0.09
                                                            ==========     ==========      ==========

       In 1999, basic earnings per share data was computed by dividing net loss, by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

       In 2000 and 1998, basic earnings per share data was computed by dividing net income, less preferred stock dividends, if any, by the weighted average number of common shares outstanding during the period. Diluted earnings per share were adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       purchase common stock. However, for 1998 dilutive earnings per share computation does not give effect to the assumed conversion of convertible preferred stock as its effect would have been anti-dilutive.

       Recent Accounting Pronouncements

       There have been no recent accounting pronouncements that have had or are expected to have a material effect on the Company's financial position or results of operations.

       Reclassifications

       Certain financial statement reclassifications have been made in 1998 to conform to presentations used in 2000.

NOTE C -- EPA SUSPENSION AND SUBSEQUENT LIFTING OF SUSPENSION

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

       In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated and an Administrative Agreement ("Administrative Agreement") between the EPA and the Company was executed. Upon execution of the Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any federal contract or subcontract, or participate in any assistance, loan or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission, and certain restrictions of Company assets without notification to the EPA.

       In certain circumstances of non-compliance, the EPA has the right under the Administrative Agreement to terminate the agreement and reinstate the Company's suspension. In addition, as defined in the Administrative Agreement, in the case of misconduct by the Company during the EPA's continued investigation, the EPA may immediately terminate EPA contracts, subcontracts, or further award fees. EPA revenue represents approximately 54%, 60%, and 50%, respectively, of the Company's revenue for the years ended December 31, 2000, 1999, and 1998.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       Following the notice of suspension, the Company initiated a Restructuring Plan which downsized its operations as a decline in revenues occurred. The Restructuring Plan included the sale, downsizing, and closure of certain regional offices. See Note D below on discussion of the Restructuring Plan. Following the Restructuring Plan, the Company maintains offices in Denver, CO; Edmonds, WA; and Fort Worth, TX.

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

NOTE D -- RESTRUCTURING

       In August 1999, following the EPA suspension discussed in Note C, the Company initiated a Restructuring Plan to reduce operating costs and gain efficiencies through sale, downsizing, and closure of regional offices. Under the Restructuring Plan, the Company sold substantially all its assets in the Mobile and Jackson regions, and closed its regional offices located in New Orleans, Houston, and Richmond. The Company recorded a restructuring charge of $857,469 in September 1999 consisting of facility reduction and asset disposals of $390,324, costs of $226,599 to fulfill and buy out existing lease commitments, and personnel reduction costs of $240,546.

       During 2000, the Company incurred $347,257 of additional and previously-unidentified restructuring expenses related to the Restructuring Plan.

NOTE E -- SALE OF SUBSIDIARY

       On December 1, 1998, the Company sold all of the outstanding shares of its subsidiary, Water Quality Management Corporation ("WQM"), to AquaSource for a sales price of $12.5 million plus an adjustment for net working capital of WQM at November 30, 1998. The Company recorded a gain on the sale of $10.2 million in 1998. The Company received $11.3 million at the date of sale and in the first quarter of 1999 received an additional $1.25 million. At December 31, 1999, the Company included in other receivables approximately $1.5 million remaining from amounts due on the sale of WQM.

       On February 22, 2000, AquaSource and the Company signed a Settlement and Mutual Release Agreement. The Settlement Agreement instructed AquaSource to pay the

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       Company approximately $500,000 and release all claims it has against the approximately $698,000 of retention related to a certain project that was completed by the Company. The Company has agreed to indemnify AquaSource on certain projects that have been completed by the Company, which were transferred to AquaSource as part of the sale of WQM. In addition, the Company retained $219,000 for certain amounts collected on behalf of WQM.

NOTE F -- SALE OF TUSTIN, CA OPERATIONS

       On April 30, 2000, the Company entered into an Asset Purchase Agreement with Cape Environmental Management, Inc. ("CEM") to sell certain assets and assign certain contracts and liabilities associated with its Tustin, California operations for $2,100,000. The net book value of the assets sold and liabilities assumed were $606,623. The Company recorded a gain of $1,341,449 with net cash proceeds of $1,948,072 on the sale.

NOTE G -- SIGNIFICANT CUSTOMERS

       A significant portion of the Company's business is from contracts with the EPA. As of December 31, 2000 and 1999, the net balance of accounts receivable from the EPA was $1,880,077 and $2,393,956, respectively. Revenue from the EPA in 2000, 1999, and 1998 amounted to approximately $13 million, $26 million, and $33 million, or 54%, 60%, and 50% of annual gross revenues, respectively.

       The Company also performed work for the U.S. Army Corps of Engineers and other governmental agencies that accounted for 4%, 8%, and 10% of annual gross revenues in 2000, 1999, and 1998, respectively.

       In addition, the Company performed work for two Brownfield projects located in Hercules and Santa Clarita, CA. Revenues from these projects in 2000 and 1999 amounted to approximately $7.8 million and $2.2 million, or 32% and 5% of annual gross revenues. During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfield projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At December 31, 2000, the Company had receivables of $2,061,362 for the Santa Clarita project and $3,668,329 for the Hercules project. These amounts represent $5,729,691 or 76% of accounts receivable at December 31, 2000. Management believes that the receivables are collectible from RFI through either cash

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       receipts or by secured liens placed on the projects. However, failure to collect these receivables would have a material adverse effect on the financial position and operations of the Company. Additionally, the continued delay in collecting the receivables has an adverse effect on the cash flow of the Company. See Note S regarding legal actions that have been taken in response to non-payment by RFI of the above-mentioned receivable balances.

       Contracts in process consist of the following at December 31:

                                                         2000            1999
                                                    ------------     ------------

              Government - EPA contracts            $  3,137,450     $  1,543,442
              Non-EPA contracts                          218,153          227,512
                                                    ------------     ------------

                       Total                        $  3,355,603     $  1,770,954
                                                    ============     ============

       The EPA may award the Company an annual award fee based on the specific job and overall EPA contract management performance ratings. The amount of the award is based on a ratings percentage multiplied by the pool of funds legislatively approved for award disbursements. All companies performing work under an EPA contract compete for these award fees based on their performance ratings from the EPA.

NOTE H -- OTHER EQUIPMENT DISPOSALS

       During 1999, other equipment dispositions and write-offs, not related to the Restructuring Plan noted in Note D above, consisted of $23,810 of net equipment disposals for cash proceeds of $2,254. The Company recorded a loss of $21,556 on the disposals plus an additional loss of $67,611 for other equipment write-offs.

       During 2000, other equipment dispositions and write-offs consisted of $149,811 of net equipment disposals for cash proceeds of $62,494 and $162,543 of leased equipment returns. The Company recorded a loss of $87,317 on the disposals plus an additional loss of $27,127 for leased equipment returns and other equipment write-offs.

NOTE I -- CAPITAL LEASES

       Vehicles and equipment recorded under capital leases consist of the following at December 31:

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                        2000              1999
                                                    ------------      ------------

              Vehicles                              $    148,052      $    668,053
              Equipment                                   32,736            32,736
                                                    ------------      ------------
                                                         180,788           700,789
              Less accumulated depreciation              (86,061)         (501,934)
                                                    ------------      ------------

                      Total                         $     94,727      $    198,855
                                                    ============      ============

       The following is a schedule by year of the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2000:

              2001                                                   $   62,431
              2002                                                       24,264
              2003                                                       21,039
                                                                     ----------

              Total minimum lease payments                              107,734
                  Less amounts representing estimated
                      Executory costs (taxes)                            (6,154)
                                                                     ----------
              Net minimum lease payments                                101,580
              Less amount representing interest                          (9,985)
                                                                     ----------

              Present value of net minimum lease payments            $   91,595
                                                                     ==========

              Current portion                                        $   51,446
              Non-current portion                                        40,149
                                                                     ----------
                                                                     $   91,595
                                                                     ==========

NOTE J -- RELATED PARTY TRANSACTIONS

       The Company, from time to time, borrowed funds on a short-term basis from affiliates of the Company or from a trust fund of a relative of the President. In 1997, the Company borrowed $671,800, from relatives of Steven H. Davis, President, pursuant to one-year subordinated notes, which paid interest at the rate of 10% per annum. The Company repaid these notes in December 1998. Interest expense attributable to these related party borrowings amounted to $-0-, $-0-, and $95,761 for 2000, 1999, and 1998, respectively.

       A director and 11.5% owner of the Company is a 50% owner in Signal Hill Petroleum, Inc., Paramount Petroleum Corp., and Fletcher Oil. The Company provided services to these companies during the years ended December 31, 2000, 1999, and 1998 for fees amounting to approximately $18,145, $ 39,003, and $273,000, respectively.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       In 1997, the Company made advances to a former officer, director, and shareholder of the Company. The balance due was $104,036 consisting of principal and interest at December 31, 1999. In March 2000, a $36,764 cash payment was made and applied against the outstanding principal on the loan. On July 1, 2000, 18,285 shares of the Company's common stock were exchanged in settlement of the remaining principal of $37,833. As part of the settlement, the Company wrote off $29,440 of interest related to the loan. The company has retired the shares of common stock.

NOTE K -- LINE OF CREDIT AND NOTES PAYABLE

       In May 1997, the Company entered into a financing agreement ("the Agreement") with the National Bank of Canada. The Agreement provided a line of credit up to $9 million, including a $500,000 stand-by letter of credit to the Company based upon a percentage (80%) of eligible receivables (as defined in the loan agreement). In addition, the Company borrowed $1 million from the Bank under a term loan. Originally, interest under the Agreement and the term loan was payable monthly at the Bank's Reference Rate plus .25%.

       As of December 31, 1999, the Company's remaining debt under its Agreement with National Bank of Canada consisted of $818,152 outstanding under its line of credit.

       On January 27, 2000 the Company completed the terms of repayment under the Agreement. The National Bank of Canada has now released all claims against the Company.

       In November 2000, the Company obtained a $1 million revolving line of credit with FirsTier Bank secured by the assets of the Company. Interest only payments beginning December 9, 2000 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on May 9, 2001. The interest rate is the prime rate as published in the Wall Street Journal plus 1%. The line of credit requires the Company to maintain certain net worth and financial ratios. At December 31, 2000, there were no principal or interest amounts due under the line of credit and the Company was in compliance with all covenants.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       Notes payable consists of the following at December 31:                        2000           1999
                                                                                   ----------     ----------

       Note payable for annual insurance premium, interest at 9.70%, with
       monthly payments of approximately $29,000, due March 31, 2001               $  116,283     $       --

       Note payable for annual insurance premium, interest at 6.55%, with monthly payments of $41,374 through June 2000, changing to $10,021 thereafter, the insurance policy and related note balance of $207,198
       were cancelled in June 2000                                                 $       --     $  444,109
                                                                                   ----------     ----------

                                                                                      116,283        444,109
       Less current portion                                                           116,283        290,982
                                                                                   ----------     ----------

                                                                                   $       --     $  153,127
                                                                                   ==========     ==========

NOTE L -- STOCKHOLDERS' EQUITY

       In July 1998, the Company completed a private placement of 2,000 shares of 4% convertible preferred stock (the "Preferred Stock"). The net proceeds were approximately $1,879,000. The Preferred Stock was convertible into shares of common stock based on the stated value of $1,000 per share of Preferred Stock divided by conversion price on the conversion date. The conversion price was equal to 85% of the lowest closing price of the common stock during the six days immediately preceding the conversion date, not to exceed $3.35. A total of 290 shares of the Preferred Stock were converted into 317,786 shares of common stock during 1998 and a total of 140 shares of Preferred Stock were converted into 155,017 shares of common stock in 1999.

       The holders of 4% convertible preferred stock were entitled to receive dividends when declared by the Board of Directors, payable in cash or common stock of $40 per share. Such dividends were payable in quarterly installments on March 31, June 30, September 30, and December 31 of each year commencing September 30, 1998.

       In connection with this offering, the Company issued warrants to the representatives of the underwriters in this offering to purchase up to 35,000 shares of the Company's common stock at $3.00 per share. The warrants may be exercised during the period commencing July 24, 1999 and ending on December 31, 2001.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       In January 1999, the Company redeemed the remaining shares of Preferred Stock for $1,927,400 plus $4,873 of unpaid dividends through the date of redemption. The warrants issued in connection with the preferred stock remain outstanding.

       On July 1, 2000, a former officer and shareholder of the Company, exchanged 18,285 shares of the Company's common stock in settlement of $37,833 of loan principal. The Company has retired these shares.

NOTE M -- STOCK REPURCHASE PLAN

       In December 2000, the Company implemented a Stock Repurchase Plan, allowing for the repurchase of up to 100,000 shares of the Company's outstanding common stock. Repurchases will be made from time to time in the open market or through negotiated transactions depending on market conditions. Such repurchases will be made only through brokers and will be subject to volume, price and other limitations in order to comply with applicable Securities and Exchange Commission provisions regarding stock repurchases. All common shares repurchased will be retired. At December 31, 2000, the Company had repurchased 7,200 shares of the company's common stock at a weighted average price of $0.51 per share which includes associated broker fees and commissions.

NOTE N -- PROFIT SHARING AND 401(K) PLAN

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

       The Company's matching 401(k) contributions required by the 401(k) plan were $30,625, $79,289, and $82,103 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has not made any discretionary contributions under the profit sharing portion of the Plan.

NOTE O -- STOCK OPTIONS

       On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the
       Plan) for key personnel. A total of 550,000 shares of the Company's common stock are reserved for

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees, including officers and directors who are also employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options, and the form of the instruments evidencing Options granted under the Plan.

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

                                                   2000             1999              1998
                                               ------------     ------------      ------------
       Net income (loss)
       As reported                             $  1,040,576     $ (3,176,757)     $    538,478
       Pro forma                                    974,693       (3,236,694)          454,233

       Earnings (loss) per common share
       As reported                             $        .17     $       (.51)     $       0.09
       Pro forma                               $        .16     $       (.52)     $       0.08

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 2000, 1999 and 1998: no expected dividends; expected volatility of 100% and 84.1%, respectively; risk-free interest rate of 6.625% and 6.0%, respectively; and expected lives of 7 and 10 years, respectively.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       A summary of the status of the Plan follows:

                                                                                   Weighted
                                                                                average exercise
                                                                  Shares        price per share
                                                               ------------     ----------------

              Outstanding at January 1, 1998                        230,800      $       5.10
              Granted                                                    --                --
              Exercised                                              (4,000)             3.50
              Canceled                                             (114,700)             4.45
                                                               ------------      ------------

              Outstanding at December 31, 1998                      112,100              5.08
                                                               ------------      ------------
              Total exercisable at December 31, 1998                 51,950      $       4.75
                                                               ============      ============

              Outstanding at January 1, 1999                        112,100      $       5.08
              Granted                                               220,500              1.64
              Exercised                                                  --                --
              Canceled                                             (138,000)             4.41
                                                               ------------      ------------

              Outstanding at December 31, 1999                      194,600              1.98
                                                               ------------      ------------

              Total exercisable at December 31, 1999                 56,800      $       2.46
                                                               ============      ============

              Outstanding at January 1, 2000                        194,600      $       1.98
              Granted                                                65,000               .44
              Exercised                                                  --                --
              Canceled                                             (135,000)             1.73
                                                               ------------      ------------

              Outstanding at December 31, 2000                      124,600              1.43
                                                               ------------      ------------

              Total exercisable at December 31, 2000                 51,600      $       2.27
                                                               ============      ============

       Weighted average fair value of options granted during the year ended December 31, 2000 and 1999 is $0.37 and $1.42 per share, respectively. There were no options granted in 1998.

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       The following information applies to options outstanding at December 31, 2000:

                                         Options Outstanding                       Options Exercisable
                            ----------------------------------------------     -----------------------------
                                              Weighted
                                               average          Weighted                          Weighted
                                              remaining          average                           average
       Range of                Number        contractual        exercise          Number          exercise
       exercise prices      outstanding      life (years)         price         exercisable         price
       ---------------      ------------     ------------     ------------     ------------     ------------

       $0.44 - $0.66              65,000             9.92     $       0.44           13,000     $       0.44
       $1.30 - $1.95              30,500             8.22     $       1.57           12,200     $       1.57
       $3.00 - $4.50              29,100             4.82     $       3.50           26,400     $       3.50
                            ------------                                       ------------

                                 124,600                                             51,600
                            ============                                       ============

NOTE P -- TAXES ON INCOME

       The provision (benefit) for taxes on income includes the following for the year ended December 31:

                                           2000             1999             1998
                                       ------------     ------------     ------------

              CURRENT

                   Federal             $         --     $         --     $    183,276
                   State                         --               --               --
                                       ------------     ------------     ------------
                                                 --               --          183,276
                                       ------------     ------------     ------------

              DEFERRED

                   Federal             $         --     $         --     $         --
                   State                         --               --               --
                                       ------------     ------------     ------------
                                                 --               --               --
                                       ------------     ------------     ------------

              Total                    $         --     $         --     $    183,276
                                       ============     ============     ============

       A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                 2000              1999              1998
                                             ------------      ------------      ------------
       Provision (benefit) for income        $    356,300      $ (1,112,000)     $    281,484
          taxes at statutory rate
       Change in valuation reserve                (15,900)          764,000        (1,016,400)
       Use of operating loss carry
          forwards                               (359,500)               --           907,700
       Stock options                                   --             1,000             2,700
       Other                                       19,900            26,000            32,200
       Change in prior year estimate                 (800)          321,000           (24,408)
                                             ------------      ------------      ------------

                                             $         --      $         --      $    183,276
                                             ============      ============      ============

       Deferred tax assets and liabilities consist of the following at December 31:

                                                 2000              1999
                                             ------------      ------------

       Alternative minimum tax credit        $         --      $         --
       Deferred gain on sale                           --          (519,900)
       Accrued salary expense                          --                --
       Allowance for doubtful accounts             84,000           187,500
       Other reserves                              31,000           264,000
       NOL carryforward                         1,169,600         1,184,000
       Other                                     (374,000)         (189,000)
                                             ------------      ------------
                                                                    926,100
       Valuation reserve                         (910,600)         (926,100)
                                             ------------      ------------

                                             $         --      $         --
                                             ============      ============

       Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

NOTE Q -- LEASE COMMITMENTS

       The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2004, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

       The following is a summary at December 31, 2000, of the future minimum rents due under noncancelable operating leases:

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       Year ending December 31,
                2001                      $  187,713
                2002                         146,152
                2003                         149,600
                2004                          50,200

                2005                              --
                                          ----------

                Total                     $  533,665
                                          ==========

       Total rent expense under operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $359,385, $670,179, and
       $839,514, respectively.

NOTE R -- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

       The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                 2000                      Carrying amount    Estimated fair value
                 ----                      ---------------    --------------------

       Cash                                  $    953,641     $    953,641
       Due from related party                          --               --
       Other receivables                          154,524          154,524
       Note payable                               116,283          116,283
       Capitalized lease obligations               91,595           91,595

                 1999                      Carrying amount    Estimated fair value
                 ----                      ---------------    --------------------

       Cash                                  $    504,583     $    504,583
       Due from related party                     104,036          104,036
       Other receivables                        1,612,962        1,612,962
       Line of credit                             818,152          818,152
       Note payable                               444,109          444,109
       Capitalized lease obligations              144,760          144,760

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE S -- CONTINGENCIES

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

       On December 19, 2000, the Company filed an action for, among other things, breach of contract, and foreclosure of mechanics' lien/lien release bond against Santa Clarita, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. On February 16, 2001, the Company filed its First Amended Complaint in order to focus its recovery efforts on the lien release bond rather than sale of the property. The amount of unpaid invoices is approximately $2.1 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the fact that Santa Clarita, LLC filed a lien release bond sufficient to cover the unpaid invoices, the Company believes it will prevail in this action and will recover most, if not all, of the amounts due the Company. (Also see Note G.)

       On February 8, 2001, the Company filed an action for, among other things, breach of contract, foreclosure of mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to concurrently pursue a trustee's sale of the subject property. The amount of unpaid invoices is approximately $3.7 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the secured deed of trust, the company believes it will prevail in this action and will recover most, if not all, amounts due the Company.

       The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement which guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond requires quarterly principal payments of $503,399 which are made by LCRI Investments, LLC. As of February 2001, LCRI Investment, LLC is current on their quarterly payments and approximately $7.2 million remains outstanding on the Financial Obligation. The Company is entitled to be indemnified by RFI to the extent it is ultimately obligated to make any payments under any of these arrangements.
       (Also see Note G.)

                        CET ENVIRONMENTAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


       The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations, and liquidity of the Company.

NOTE T -- SUBSEQUENT EVENTS (UNAUDITED)

       As of March 15, 2001, the Company had repurchased a total of 18,100 shares of common stock at a weighted average price of $0.52 which includes associated broker fees and commissions.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
    -------                          -----------                                         --------
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

      3.2        Bylaws                                                Incorporated by reference to Exhibit 3.2 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.1        Incentive Stock Option Plan                           Incorporated by reference to Exhibit 10.1
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.2        Form of Incentive Stock Option Agreement              Incorporated by reference to Exhibit 10.2
                                                                       to the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

     10.3        Stock Purchase Agreement with AquaSource Services     Incorporated by reference to Exhibit 10.1
                 and Technologies, Inc.                                to the Company's report on Form 8K dated
                                                                       December 17, 1998.

     10.4        Administrative Agreement between United States        Incorporated by reference to Exhibit 10.1
                 Environmental Protection Agency and the Registrant    to Company's Form 10-Q for the nine months
                                                                       ended September 30, 1999.

     10.5        Asset Purchase and Assignment Agreement by and        Incorporated by reference to Exhibit 10.16
                 between the Company and CAPE Environmental            to the Company's Annual Report on Form 10-K
                 Management, Inc.                                      for the year ended December 31, 1999.

     10.6        Lease Agreement by and between the Company and Sky    Incorporated by reference to Exhibit 10.17
                 Harbor Associates Limited Partnership                 to the Company's Annual Report on Form 10-K
                                                                       for the year ended December 31, 1999.

     10.7        Line of Credit with FirsTier Bank                     Filed herewith electronically

     21          Subsidiaries of the Registrant                        Filed herewith electronically

     23          Consent of Grant Thornton LLP                         Filed herewith electronically