Form 10-Q
period 2001-03-31
CET ENVIRONMENTAL SERVICES INC
filed 2001-05-11
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001


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

As of May 1, 2001, 6,233,203 shares of common stock, no par value per share, were outstanding.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS



                                                                                        MARCH 31,
                                                                                          2001             DECEMBER 31,
                                          ASSETS                                       (UNAUDITED)             2000
                                                                                      --------------       --------------

CURRENT ASSETS:
         Cash ..................................................................      $    1,016,622       $      953,641
         Accounts receivable, less allowance for doubtful accounts of
           $86,526 in 2001 and $164,403 in 2000 ................................           8,803,025            7,572,729

         Contracts in process, less allowance for doubtful accounts of
           $39,069 in 2001 and $56,705 in 2000 .................................           1,533,513            3,355,603

         Retention receivable ..................................................             265,928              268,471
         Other receivables .....................................................             230,672              154,524
         Inventories ...........................................................              14,628               15,317
         Prepaid expenses ......................................................             207,954              306,339
                                                                                      --------------       --------------
                  Total Current Assets .........................................          12,072,342           12,626,624
                                                                                      --------------       --------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment .......................................................           1,436,451            1,432,070
         Vehicles ..............................................................             434,386              500,447
         Furniture & fixtures ..................................................              75,377               75,377
         Office equipment ......................................................             533,854              537,038
         Leasehold improvements ................................................              49,862               49,862
                                                                                      --------------       --------------
                                                                                           2,529,930            2,594,794
         Less allowance for depreciation and amortization ......................          (1,397,116)          (1,301,217)
                                                                                      --------------       --------------
                  Equipment and improvements, net ..............................           1,132,814            1,293,577
                                                                                      --------------       --------------

OTHER ASSETS:
         Deposits ..............................................................              36,675               38,922
                                                                                      --------------       --------------

                                                                                      $   13,241,831       $   13,959,123
                                                                                      ==============       ==============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                            CONDENSED BALANCE SHEETS


                                                                                        MARCH 31,
                                                                                           2001             DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                           (UNAUDITED)            2000
                                                                                      --------------       --------------

CURRENT LIABILITIES:
         Accounts payable ......................................................      $    5,848,579       $    6,237,119
         Accrued expenses ......................................................             184,918              271,393
         Accrued contract costs ................................................               6,014                8,800
         Accrued payroll and benefits ..........................................             146,680              227,413
         Current obligations under capital leases ..............................              16,709               51,446
         Notes payable - current ...............................................              29,423              116,283
                                                                                      --------------       --------------
                  Total current liabilities ....................................           6,232,323            6,912,454
                                                                                      --------------       --------------

OBLIGATIONS UNDER CAPITAL LEASES ...............................................                  --               40,149

COMMITMENTS AND CONTINGENT LIABILITIES .........................................                  --                   --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             6,242,903 and 6,258,803 shares issued and outstanding in 2001
             and 2000, respectively ............................................           8,621,251            8,629,755

         Paid-in capital .......................................................             104,786              104,786

         Accumulated deficit ...................................................          (1,716,529)          (1,728,021)
                                                                                      --------------       --------------

                  Total stockholders' equity ...................................           7,009,508            7,006,520
                                                                                      --------------       --------------

                                                                                      $   13,241,831       $   13,959,123
                                                                                      ==============       ==============








        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           QUARTER ENDED
                                                                                   -------------------------------
                                                                                     MARCH 31,          MARCH 31,
                                                                                       2001               2000
                                                                                   ------------       ------------

PROJECT REVENUE .............................................................      $  4,066,120       $  3,453,202

PROJECT COSTS
         Direct .............................................................         3,242,606          2,417,951
         Indirect ...........................................................           269,888            732,333
                                                                                   ------------       ------------
                                                                                      3,512,494          3,150,284
                                                                                   ------------       ------------
                  Gross profit ..............................................           553,626            302,918
                                                                                   ------------       ------------

OPERATING EXPENSES
         Selling ............................................................            39,102            147,822
         General and administrative .........................................           530,418            732,457
         Restructuring expense ..............................................                --            144,312
                                                                                   ------------       ------------
                                                                                        569,520          1,024,591
                                                                                   ------------       ------------
                  Operating  income (loss) ..................................           (15,894)          (721,673)
                                                                                   ------------       ------------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment ...................................            (2,026)           (46,842)
         Interest income (expense), net .....................................            10,406            (20,034)
         Other income (expense) .............................................            19,006              4,340
                                                                                   ------------       ------------
                                                                                         27,386            (62,536)
                                                                                   ------------       ------------
                  Income (loss) before income taxes .........................            11,492           (784,209)
                                                                                   ------------       ------------

                  Provision for income taxes ................................                --                 --

                                                                                   ------------       ------------
NET INCOME (LOSS) ...........................................................      $     11,492       $   (784,209)
                                                                                   ============       ============

Earnings (loss) per common share ............................................      $       0.00       $      (0.12)
                                                                                   ============       ============
Weighted average number of common shares outstanding ........................         6,254,562          6,284,288
                                                                                   ============       ============

Earnings (loss) per common share - assuming dilution ........................      $       0.00       $      (0.12)
                                                                                   ============       ============
Weighted average number of fully diluted common shares outstanding ..........         6,274,319          6,284,288
                                                                                   ============       ============







        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         QUARTER ENDED
                                                                                                -------------------------------
                                                                                                  MARCH 31,          MARCH 31,
                                                                                                    2001               2000
                                                                                                ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ...............................................................      $     11,492       $   (784,209)
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization ..........................................           108,043            206,378
                  Loss on disposal of equipment ..........................................             2,026             46,842
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ....................        (1,230,296)         3,247,682
                           Decrease (Increase) in contracts in process ...................         1,822,090           (363,163)
                           Decrease (Increase) in income tax, retention and other
                                   receivables ...........................................           (73,605)           681,772
                           Decrease (Increase) in prepaid expenses .......................            98,385            125,646
                           Decrease (Increase) in inventory and deposits .................             2,936             13,423
                           Increase (decrease) in accounts payable .......................          (388,540)        (1,724,366)
                           Increase (decrease) in accrued expenses and income taxes ......          (169,994)          (527,205)
                                                                                                ------------       ------------
                           Net cash provided by (used in) operating activities ...........           182,537            922,800
                                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sales of equipment ................................................                --             11,434
                                                                                                ------------       ------------
                           Net cash provided by (used in) investing activities ...........                --             11,434
                                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ..................................................................                --            (81,639)
         Payments on long-term debt ......................................................           (86,860)          (117,488)
         Payments on capital lease obligations ...........................................           (24,192)           (41,862)
         Payments on credit line loan ....................................................                --           (818,152)
         Payments on repurchases of common stock .........................................            (8,504)                --
         Proceeds from loan to related party .............................................                --             36,765
                                                                                                ------------       ------------
                  Net cash provided by (used in) financing activities ....................          (119,556)        (1,022,376)
                                                                                                ------------       ------------

         INCREASE (DECREASE) IN CASH .....................................................            62,981            (88,142)

         Cash at the beginning period ....................................................           953,641            504,583
                                                                                                ------------       ------------

         Cash at end of period ...........................................................      $  1,016,622       $    416,441
                                                                                                ============       ============





        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2001, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock.

         In 2000, basic earnings per share data was computed by dividing net loss by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

NOTE 3. STOCK REPURCHASE PLAN - During the quarter ended March 31, 2001, the Company repurchased a total of 15,900 shares of the Company's common stock at a weighted average price of $0.49 per share including associated broker fees and commissions.

NOTE 4. ACCOUNT RECEIVABLE - REMEDIATION FINANCIAL, INC. - During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and Santa Clarita, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At March 31, 2001, the Company had receivables of $2,463,864 for the Santa Clarita project and $3,674,246 for the Hercules project. These amounts represent $6,138,110 or 70% of accounts receivable at March 31, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. See Item 3, Legal Proceeding in the Company's filed Form 10K for the year ended December 31, 2000 regarding legal actions taken against RFI for both the Santa Clarita and Hercules, CA projects. There has been no significant progress in the collection of this account receivable since year end 2000.

NOTE 5. SUBSEQUENT EVENTS - On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. Initially, the Company will purchase 189,454 shares for $75,000. The remaining 442,060 shares will be purchased for a maximum of $175,000, the payment of which is contingent upon receipt of the $6.2 million of past due receivables from Remediation Financial, Inc. Under the terms of the agreement, 5% of the proceeds from Remediation Financial, Inc. as collected, up to the maximum of $175,000, will be applied to the purchase of the stock. See Item 3, Legal Proceeding in the Company's filed Form 10K for the year ended December 31, 2000 regarding legal actions taken against Remediation Financial, Inc. for both the Hercules and Santa Clarita, CA projects.

         During April 2001, under the Company's Stock Repurchase Plan, the Company repurchased a total of 9,700 shares of the Company's common stock at a weighted average price of $0.43 per share including associated broker fees and commissions.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         PROJECT REVENUE. Project revenues increased $0.6 million or 18% from $3.5 million in the quarter ended March 31, 2000 to $4.1 million in the quarter ended March 31, 2001. The increase primarily reflected an increase in work orders from the EPA which accounted for $3.7 million of revenues for the period, up from $1.3 million from the year-earlier period. The gain in EPA revenues of $2.4 million more than offset the absence of the Tustin, CA operation, sold in April, 2000, which contributed $0.8 million of other government revenues in the quarter ended March 31, 2000. Also, in the year-earlier period, the Company recorded approximately $1.0 million of revenue related to Brownfields projects, which were terminated in late 2000 (see Liquidity and Capital Resources below) and no corresponding revenues were generated for the current period.

         DIRECT COSTS. Direct costs increased $0.8 million or 34% from $2.4 million or 70% of project revenues in the quarter ended March 31, 2000 to $3.2 million or 80% of project revenues in the quarter ended March 31, 2001. The increase in overall direct costs arises from a combination of higher project revenues and a change in the mix of project revenues. For the quarter ended March 31, 2001, project revenues consisted primarily of EPA revenues which have higher direct cost margins compared to the project revenues for the quarter ended March 31, 2000 which consisted primarily of commercial revenues which tend to have lower direct cost margins.

         INDIRECT COSTS. Indirect project costs decreased $0.4 million or 63% from $0.7 million or 21% of project revenues in the quarter ended March 31, 2000 to $0.3 million or 7% or project revenues in the quarter ended March 31, 2001. The overall decrease in indirect costs and as a percentage of revenue results from retaining certain key project managers/employees and equipment in the quarter ended March 31, 2000 whose labor and costs where not chargeable to direct projects during the disruption of business from the EPA suspension. As a result of the year-earlier restructuring efforts and more efficient use of personnel and equipment, indirect costs as a percentage of revenues returned to historical norms for the quarter ended March 31, 2001.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $0.3 million or 35% from $0.9 million in the quarter ended March 31, 2000 to $0.6 million in the quarter ended March 31, 2001. This decrease is primarily the result of the sale of the Tustin, CA operations in April 2000 and the cost savings of the full effect of the restructuring plan implemented late 1999. In addition, the Company incurred approximately $0.1 million of restructuring expenses due to the EPA suspension in the quarter ended March 31, 2000.

         OTHER INCOME (EXPENSE). Other income, net of other expenses, increased due to (i) lower debt balances resulting in decreased interest expense for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000; (ii) interest income increased as a result of overall higher cash balances in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000; and
(iii) the decrease in loss on equipment dispositions in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

         NET INCOME (LOSS). Net loss of ($784,209) was recorded during the quarter ended March 31, 2000 compared to net income of $11,492 for the quarter ended March 31, 2001. As discussed above, the net income incurred in 2001 resulted from the resumption of EPA projects and the full effect of the cost savings of the restructuring plan implemented in late 1999.


LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and Santa Clarita, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At March 31, 2001, the Company had receivables of $2,463,864 for the Santa Clarita project and $3,674,246 for the Hercules project. These amounts represent $6,138,110 or 70% of accounts receivable at March 31, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. See Item 3, Legal Proceeding in the Company's filed Form 10K for the year ended December 31, 2000 regarding legal actions taken against RFI for both the Santa Clarita and Hercules, CA projects.

         Management believes that future cash flows from operations, the collection of receivables from RFI, and funds available under the line of credit with Compass Bank will be sufficient to fund the Company's immediate needs for working capital. In addition, Management believes that it will be successful in renewing the line of credit with Compass Bank in May 2001. However, there can be no assurance that the line of credit with Compass Bank will be renewed. In the event the line of credit is not renewed and alternate financing sources cannot be found, the Company's financial position, operating activities, and liquidity could be adversely affected.

         The Company's working capital increased slightly from $5.7 million as of December 31, 2000 to $5.8 million as of March 31, 2001. The change in working capital results from a decrease in current assets of $0.6 million compared to a decrease in current liabilities of $0.7 million. The decrease in current assets results from a decrease in combined receivables of $0.6 million. The decrease in current liabilities results primarily from a decrease in accounts payable of $0.4 million and accrued liabilities and short-term debt of $0.3 million.

         The Company's cash and cash equivalents increased approximately $63,000, from $954,000 at December 31, 2000 to $1,017,000 at March 31, 2001. The
increase in cash and cash equivalents results from cash provided from operating activities of $0.2 million. The cash provided by operating activities is offset by cash used in financing activities of $0.1 million. Cash provided by operating activities of $0.2 million results primarily from a decrease in combined receivables of $0.6 million, $0.1 million of depreciation adjustments to net income and a decrease in accounts payable and accrued expenses of $0.5 million. Cash used in financing activities of $0.1 million results primarily from payments related to debt and capital leases.

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

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES







In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                CET ENVIRONMENTAL SERVICES, INC.






Dated:  May 10, 2001            By:          /s/ Steven H. Davis
                                     --------------------------------------
                                     Steven H. Davis, President, and Chief
                                     Executive Officer




                                By:          /s/ Dale W. Bleck
                                     --------------------------------------
                                     Dale W. Bleck, Chief Financial
                                     Officer