Form 10-Q
period 2001-06-30
CET ENVIRONMENTAL SERVICES INC
filed 2001-08-10
CIK 944627

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the transition period from          to         .
                                             --------    --------


                         Commission File Number 1-13852


                        CET ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                   CALIFORNIA                                    33-0285964
(State or other jurisdiction of incorporation or      (IRS Employer Identification No.)
                 organization)

       7032 SOUTH REVERE PARKWAY, ENGLEWOOD, CO                    80112
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

As of August 10, 2001, 5,976,549 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30,
                                                                                     2001           DECEMBER 31,
                                          ASSETS                                  (UNAUDITED)           2000
                                                                                 ------------       ------------
CURRENT ASSETS:
         Cash .............................................................      $  1,543,708       $    953,641
         Accounts receivable, less allowance for doubtful accounts of
             $68,850 in 2001 and $164,403 in 2000 .........................         6,702,547          7,572,729

         Contracts in process, less allowance for doubtful accounts of
             $33,306 in 2001 and $56,705 in 2000 ..........................         1,589,646          3,355,603

         Retention receivable .............................................            56,641            268,471
         Other receivables ................................................           181,676            154,524
         Inventories ......................................................            14,414             15,317
         Prepaid expenses and other .......................................           102,165            306,339
                                                                                 ------------       ------------
                  Total Current Assets ....................................        10,190,797         12,626,624
                                                                                 ------------       ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ..................................................         1,436,479          1,432,070
         Vehicles .........................................................           428,135            500,447
         Furniture & fixtures .............................................            75,378             75,377
         Office equipment .................................................           533,853            537,038
         Leasehold improvements ...........................................            49,862             49,862
                                                                                 ------------       ------------
                                                                                    2,523,707          2,594,794
         Less allowance for depreciation and amortization .................        (1,493,233)        (1,301,217)
                                                                                 ------------       ------------
                  Equipment and improvements, net .........................         1,030,474          1,293,577
                                                                                 ------------       ------------

OTHER ASSETS:
         Deposits .........................................................           124,318             38,922
                                                                                 ------------       ------------

                                                                                 $ 11,345,589       $ 13,959,123
                                                                                 ============       ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      JUNE 30,
                                                                                         2001           DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                         (UNAUDITED)           2000
                                                                                     ------------       ------------
CURRENT LIABILITIES:
         Accounts payable .....................................................      $  4,153,350       $  6,237,119
         Accrued expenses .....................................................            87,580            271,393
         Accrued contract costs ...............................................             3,500              8,800
         Accrued payroll and benefits .........................................           175,909            227,413
         Current obligations under capital leases .............................             6,619             51,446
         Notes payable - current ..............................................                --            116,283
                                                                                     ------------       ------------
                  Total current liabilities ...................................         4,426,958          6,912,454
                                                                                     ------------       ------------

OBLIGATIONS UNDER CAPITAL LEASES ..............................................                --             40,149

COMMITMENTS AND CONTINGENT LIABILITIES ........................................                --                 --

STOCKHOLDERS' EQUITY

         Common stock (no par value) - authorized 20.0 million shares;
             5,991,849 and 6,258,803 shares issued and outstanding in 2001
             and 2000, respectively ...........................................         8,514,024          8,629,755

         Paid-in capital ......................................................           104,786            104,786

         Accumulated deficit ..................................................        (1,700,179)        (1,728,021)
                                                                                     ------------       ------------

                  Total stockholders' equity ..................................         6,918,631          7,006,520
                                                                                     ------------       ------------

                                                                                     $ 11,345,589       $ 13,959,123
                                                                                     ============       ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                             -------------------------------
                                                                               JUNE 30,           JUNE 30,
                                                                                 2001               2000
                                                                             ------------       ------------
PROJECT REVENUE .......................................................      $  2,508,618       $  6,682,181

PROJECT COSTS
         Direct .......................................................         1,574,179          5,217,535
         Indirect .....................................................           403,450            535,866
                                                                             ------------       ------------
                                                                                1,977,629          5,753,401
                                                                             ------------       ------------
                  Gross profit ........................................           530,989            928,780
                                                                             ------------       ------------

OPERATING EXPENSES
         Selling ......................................................            54,998             94,113
         General and administrative ...................................           479,949            580,201
         Restructuring expense ........................................                --             81,696
                                                                             ------------       ------------
                                                                                  534,947            756,010
                                                                             ------------       ------------
                  Operating  income (loss) ............................            (3,958)           172,770
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .............................            13,480            (10,183)
         Gain on sale of Tustin, CA Operations ........................                --          1,341,449
         Interest income (expense), net ...............................             4,267             (2,661)
         Other income (expense) .......................................             2,561               (242)
                                                                             ------------       ------------
                                                                                   20,308          1,328,363
                                                                             ------------       ------------
                  Income (loss) before income taxes ...................            16,350          1,501,133
                                                                             ------------       ------------

                  Provision for income tax (benefit) ..................                --             (3,158)
                                                                             ------------       ------------
NET INCOME (LOSS) .....................................................      $     16,350       $  1,504,291
                                                                             ============       ============

Earnings (loss) per common share ......................................      $        .00       $        .24
                                                                             ============       ============
Weighted average number of common shares outstanding ..................         6,101,811          6,284,288
                                                                             ============       ============

Earnings (loss) per common share - assuming dilution ..................      $        .00       $        .24
                                                                             ============       ============
Weighted average number of fully diluted common shares outstanding ....         6,110,662          6,284,288
                                                                             ============       ============

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                             -------------------------------
                                                                               JUNE 30,           JUNE 30,
                                                                                 2001               2000
                                                                             ------------       ------------
PROJECT REVENUE .......................................................      $  6,574,738       $ 10,135,383

PROJECT COSTS
         Direct .......................................................         4,816,785          7,635,486
         Indirect .....................................................           673,338          1,268,198
                                                                             ------------       ------------
                                                                                5,490,123          8,903,684
                                                                             ------------       ------------
                  Gross profit ........................................         1,084,615          1,231,699
                                                                             ------------       ------------

OPERATING EXPENSES
         Selling ......................................................            94,100            241,936
         General and administrative ...................................         1,010,367          1,312,658
         Restructuring expense ........................................                --            226,007
                                                                             ------------       ------------
                                                                                1,104,467          1,780,601
                                                                             ------------       ------------
                  Operating  income (loss) ............................           (19,852)          (548,902)
                                                                             ------------       ------------

OTHER INCOME (EXPENSE)
         Gain (loss) on sale of equipment .............................            11,454            (61,331)
         Gain on sale of Tustin, CA Operations ........................                --          1,341,449
         Interest income (expense), net ...............................            14,673            (22,696)
         Other income (expense) .......................................            21,567               (752)
                                                                             ------------       ------------
                                                                                   47,694          1,256,670
                                                                             ------------       ------------
                  Income (loss) before income taxes ...................            27,842            707,768
                                                                             ------------       ------------

                  Provision for income tax (benefit) ..................                --            (12,315)
                                                                             ------------       ------------
NET INCOME (LOSS) .....................................................      $     27,842       $    720,083
                                                                             ============       ============

Earnings (loss) per common share ......................................      $        .00       $        .11
                                                                             ============       ============
Weighted average number of common shares outstanding ..................         6,177,765          6,284,288
                                                                             ============       ============
Earnings (loss) per common share - assuming dilution ..................      $        .00       $        .11
                                                                             ============       ============
Weighted average number of fully diluted common shares outstanding ....         6,192,069          6,284,288
                                                                             ============       ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     SIX MONTHS ENDED
                                                                                              -------------------------------
                                                                                                JUNE 30,           JUNE 30,
                                                                                                  2001               2000
                                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .............................................................      $     27,842       $    720,083
         Adjustments to reconcile net income to net cash provided by (used in)
             Operating activities:
                  Depreciation and amortization ........................................           210,410            376,881
                  Loss on disposal of equipment ........................................           (11,454)            61,331
                  Gain on sale of Tustin, CA Operations ................................                --         (1,341,449)
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ..................           870,182          1,139,938
                           Decrease (Increase) in contracts in process .................         1,765,957           (959,374)
                           Decrease (Increase) in income tax, retention and other
                                   Receivables .........................................           184,678            981,614
                           Decrease (Increase) in prepaid expenses .....................           206,174            315,320
                           Decrease (Increase) in inventory and deposits ...............           (86,493)            21,133
                           Increase (decrease) in accounts payable .....................        (2,083,769)        (1,465,694)
                           Increase (decrease) in accrued expenses and income taxes ....          (240,617)          (714,640)
                                                                                              ------------       ------------
                           Net cash provided by (used in) operating activities .........           842,910           (864,857)
                                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment .........................................................            (4,409)            (4,136)
         Purchase of investment held for sale ..........................................                --           (357,982)
         Proceeds from sales of equipment ..............................................            15,000             11,434
         Proceeds from the sale of Tustin, CA Operations, net ..........................                --          1,698,072
                                                                                              ------------       ------------
                           Net cash provided by (used in) operating activities .........            10,591          1,347,388
                                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ................................................................                --           (118,348)
         Payments on long-term debt ....................................................          (116,283)          (236,910)
         Payments on capital lease obligations .........................................           (31,420)           (63,253)
         Payments on repurchase of common stock ........................................          (115,731)                --
         Net (payments) proceeds on credit line loan ...................................                --           (818,152)
         Proceeds for issuance of short-term debt ......................................                --            300,000
         Proceeds from loan to related party ...........................................                --             36,765
                                                                                              ------------       ------------
                           Net cash provided by (used in) financing activities .........          (263,434)          (899,898)
                                                                                              ------------       ------------

         INCREASE (DECREASE) IN CASH ...................................................           590,067           (417,367)

         Cash at the beginning period ..................................................           953,641            504,583
                                                                                              ------------       ------------

         Cash at end of period .........................................................      $  1,543,708       $     87,216
                                                                                              ============       ============

        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements included the accounts of CET Environmental Services, Inc. (the "Company") and its wholly owned subsidiary Cleanwater Contracting, Inc. All intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2000 and 2001, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock.

NOTE 3. STOCK REPURCHASE PLAN - During the quarter ended June 30, 2001, the Company repurchased a total of 61,600 shares of the Company's common stock at a weighted average price of $0.49 per share including associated broker fees and commissions. For the six months ending June 30, 2001, the Company repurchased a total of 77,500 shares of the Company's common stock at a weighted average price of $0.49 per share including associated broker fees and commissions.

NOTE 4. ACCOUNT RECEIVABLE - REMEDIATION FINANCIAL, INC. - During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and Santa Clarita, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At June 30, 2001, the Company had receivables of $2,467,895 for the Santa Clarita project and $3,731,902 for the Hercules project. These amounts represent $6,199,797 or 92% of accounts receivable at June 30, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. See Item 1, Legal Proceeding regarding legal actions taken against RFI for both the Santa Clarita and Hercules, CA projects.

NOTE 5. STOCK REPURCHASE RELATED TO RFI RECEIVABLE - On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. The Company has purchased 189,454 shares for $75,000. The remaining 442,060 shares will be purchased for a maximum of $175,000, the payment of which is contingent upon receipt of the $6.2 million of past due receivables from Remediation Financial, Inc. Under the terms of the agreement, 5% of the proceeds from Remediation Financial, Inc. as collected, up to the maximum of $175,000, will be applied to the purchase of the stock. See Item 1, Legal Proceeding regarding legal actions taken against Remediation Financial, Inc. for both the Hercules and Santa Clarita, CA projects.

NOTE 6. SUBSEQUENT EVENTS - During July 2001, under the Company's Stock Repurchase Plan, the Company repurchased a total of 15,300 shares of the Company's common stock at a weighted average price of $0.50 per share including associated broker fees and commissions.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         PROJECT REVENUES. Project revenues decreased $4.2 million or 62% from $6.7 million for the quarter ended June 30, 2000 to $2.5 million for the quarter ended June 30, 2001. The decrease primarily reflected a decrease in commercial revenues from the Brownfield projects which were terminated in late 2000 (see Liquidity and Capital Resources below). The Brownfield projects accounted for no revenue in the current period compared to $2.8 million in the year-earlier period. In addition, a decrease in work orders from the EPA reduced EPA revenues by $0.7 million to $2.0 million for the current period compared to $2.7 million in the year-earlier period. Also, the Tustin, California operation, sold in April 2000, contributed $0.5 million of other governmental revenues in the year-earlier period with no corresponding revenues in the current period.

         DIRECT COSTS. Direct costs decreased $3.6 million or 70% from $5.2 million for the quarter ended June 30, 2000 to $1.6 million for the corresponding period of 2001. Direct cost were equal to 78% of project revenues in the second quarter of 2000 as compared to 63% of project revenues for the second quarter of 2001. The decrease in direct costs largely stems from lower project revenues. In addition, under utilization of selected personnel and equipment resulting from a reduced level of EPA work orders in April and May 2001 caused direct costs to decline at a greater rate than that experienced in revenues.

         INDIRECT COSTS. Indirect project costs decreased $0.1 million or 25% from $0.5 million for the quarter ended June 30, 2000 to $0.4 million for corresponding period of 2001. Indirect costs declined less than the drop in sales, since the under utilized personnel and equipment costs were higher. Consequently, indirect costs increased from 8% of project revenues in the second quarter of 2000 to 16% in the second quarter of 2001.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $0.1 million or 21% from $0.7 million for quarter ended June 30, 2000 to $0.5 million for the quarter ended June 30, 2001. This decrease is primarily the result of the sale of the Tustin, California operations in April 2000 and the cost savings arising from the restructuring plan implemented late 1999. In addition, the Company incurred approximately $0.1 million of restructuring expenses due to the EPA suspension in the quarter ended June 30, 2000.

         OTHER INCOME (EXPENSE). Other income, net of other expenses, decreased primarily due to (i) the gain on the sale of the Tustin, California operations recognized in April 2000 for $1.3 million; this decrease was offset by (ii) lower debt balances resulting in decreased interest expense for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000; (iii) interest income increased as a result of overall higher cash balances in the quarter ended June 30, 2001 compared to the quarter ended June, 2000; and (iv) the gain on equipment dispositions in the quarter ended June 30, 2001 compared to the loss on equipment dispositions for the quarter ended June 30, 2000.

         NET INCOME (LOSS). With the sharp drop in project revenues resulting in essentially breakeven operations, net income for the quarter ended June 30, 2001 was $16,350. In the year-earlier period, net income was $1,504,291, which included an operating profit of $173,000 and the $1.3 million gain on the sale of the Tustin, California operations.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         PROJECT REVENUE. Project revenues decreased $3.5 million or 35% from $10.1 million for the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001. The decrease primarily reflected a decrease in commercial revenues from the Brownfield projects which were terminated in late 2000 (see Liquidity and Capital Resources below). The Brownfield projects accounted for no revenue in the current period compared to $3.5 million in the year-earlier period. In addition, the Tustin, California operation, sold in April 2000, contributed $1.4 million of other governmental revenues in the year-earlier period with no corresponding revenues in the current period. Providing a partial offset to the decline in the current period, EPA revenues increased $1.7 million to $5.7 million from $4.0 million in the year-earlier period.

         DIRECT COSTS. Direct costs decreased $2.8 million or 37% from $7.6 million for the six months ended June 30, 2000 to $4.8 million for the six months ended June 30, 2001. The decrease in direct costs arises from a combination of lower project revenues and a change in the mix of project revenues. Direct cost were equal to 75% of project revenues for the six months ending June 30, 2000 as compared to 73% of project revenues for the six months ended June 30, 2001. The slightly more favorable ratio of direct costs to project revenues during the current period reflects from a change in utilization of personnel and equipment.

         INDIRECT COSTS. Indirect project costs decreased $0.6 million or 47% from $1.3 million for the six months ended June 30, 2000 to $0.7 million for the six months ended June 30, 2001. Indirect cost were equal to 13% of project revenues for the six months ended June 30, 2000 compared to 10% of project revenues for the six months ended June 30, 2001. The decrease in indirect costs arises from a combination of lower project revenues and a change in the mix of project revenues. Also, decreases in indirect costs and as a percentage of revenues reflects the absence of costs incurred in the year-earlier period to retain selected employees and maintaining idle equipment during the disruption of business caused by the EPA suspension.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs decreased $0.5 million or 29% from $1.6 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. This decrease is primarily the result of the sale of the Tustin, California operations in April 2000 and the cost savings of the full effect of the restructuring plan implemented late 1999. In addition, the Company incurred approximately $0.2 million of restructuring expenses due to the EPA suspension in the six months ended June 30, 2000.

          OTHER INCOME (EXPENSE). Other income, net of other expenses, decreased primarily due to (i) the gain on the sale of the Tustin, California operations recognized in April 2000 for $1.3 million; this decrease was offset by (ii) lower debt balances resulting in decreased interest expense for the six months ended June 30, 2001 compared to the six months ended June 30, 2000; (iii) interest income increased as a result of overall higher cash balances in the six months ended June 30, 2001 compared to the six months ended June, 2000; and (iv) the gain on equipment dispositions in the six months ended June 30, 2001 compared to the loss on equipment dispositions for the six months ended June 30, 2000.

         NET INCOME (LOSS). Net income of $27,842 was recorded during the six months ended June 30, 2001 compared to the net income of $720,083 for the six months ended June 30, 2000. The net income at June 30, 2000 was the result of the $1.3 million gain on the sale of the Tustin, California operations recorded in April 2000.


LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and

Santa Clarita, California. The severity of the problems caused the Company to suspend work on the Santa Clarita, California project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At June 30, 2001, the Company had receivables of $2,467,895 for the Santa Clarita project and $3,731,902 for the Hercules project. These amounts represent $6,199,797 or 92% of accounts receivable at June 30, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. The continued delay in collecting the receivables has an adverse effect on the cash flow of the Company. See Item 1, Legal Proceeding regarding legal actions taken against RFI for both the Santa Clarita and Hercules, California projects.

         The Company has elected not to pursue a new EPA contract and therefore, the current contract will terminate on January 8, 2002. A formal plan of disposition/discontinuation has not been established, but will be completed by September 30, 2001. For the six months ending June 30, 2001, EPA revenues were approximately $5.7 million or 86% or total revenues. Management will attempt to replace EPA activities by focusing on water/wastewater projects, Brownfield developments and other environmental activities. However, there can be no assurance that such efforts will be successful in offsetting the loss of EPA revenues.

         Management believes that future cash flows from operations, the collection of receivables from RFI, and funds available under the $1.0 million line of credit with Compass Bank will be sufficient to fund the Company's immediate needs for working capital. In addition, Management believes that it will be successful in renewing the line of credit with Compass Bank in December 2001. However, there can be no assurance that the line of credit with Compass Bank will be renewed. In the event the line of credit is not renewed and alternate financing sources cannot be found, the Company's financial position, operating activities, and liquidity could be adversely affected.

         The Company's working capital increased slightly from $5.7 million as of December 31, 2000 to $5.8 million as of June 30, 2001. The change in working capital results from a decrease in current assets of $2.4 million compared to a decrease in current liabilities of $2.5 million. The decrease in current assets results from collections of combined receivables of $2.8 million and prepaid expenses of $0.2 million. These decreases were offset by an increase in cash of $0.6 million. The decrease in current liabilities results primarily from payment of accounts payable of $2.1 million and accrued liabilities and short-term debt of $0.4 million.

         The Company's cash and cash equivalents increased approximately $0.5 million from $1.0 million at December 31, 2000 to $1.5 million at June 30, 2001. The increase in cash and cash equivalents results from cash provided from operating activities of $0.8 million as a result of a decrease in combined receivables of $2.8 million, $0.2 million of depreciation adjustments to net income, a decrease in prepaids of $0.2 million, and a decrease in accounts payable and accrued expenses of $2.4 million. Cash used in financing activities of $0.3 million results primarily from payments related to debt, capital leases and the repurchase of the Company's common stock.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of mechanics' lien/lien release bond against Remediation Financial, Inc. ("RFI") and Santa Clarita, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, California. On February 16, 2001, the Company filed its First Amended Complaint in order to focus its recovery efforts on the lien release bond rather than sale of the property. Currently, the Company and Santa Clarita, LLC have elected to pursue arbitration and are in discussions to select an arbitrator. The amount of unpaid invoices is approximately $2.5 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the fact that Santa Clarita, LLC filed a lien release bond sufficient to cover the unpaid invoices, the Company believes it will recover most, if not all, of the amounts due the Company.

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against RFI and LCRI Investments, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, California. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. The amount of unpaid invoices is approximately $3.7 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the secured deed of trust, the Company believes it will recover most, if not all, amounts due the Company.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement which guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, California project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of June 30, 2001, LCRI Investment, LLC was in default on their 2001 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. Currently, there has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements.

         The Company has incurred legal and other costs of approximately $111,973 related to the RFI receivables.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of the Shareholders of the Company was held on May 31, 2001 for the purposes of electing directors to the Board of Directors and ratifying the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2001.

         The following votes were cast by Shareholders with respect to the election of directors at the Annual Meeting:

Name                    Shares Voted For      Shares Withheld
-----------------       ----------------      ---------------
Craig C. Barto*             5,473,072             442,521
Steven H. Davis*            5,473,072             442,521
John D. Hendrick*           5,473,072             442,521
George Pratt*               5,473,072             442,521
Bruce W. Barren               628,400                  --

* Re-elected as a Director.

         The following votes were cast by Shareholders with respect to the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2001:

                        Shares Voted For       Shares Voted Against      Shares Abstained
                        ----------------       --------------------      ----------------
Grant Thorton              5,643,117                  372,476                 57,100


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






                                        CET ENVIRONMENTAL SERVICES, INC.






Dated:  August 10, 2001             By:      /s/ Steven H. Davis
                                         ---------------------------------------
                                         Steven H. Davis, President, and Chief
                                         Executive Officer




                                    By:      /s/ Dale W. Bleck
                                         ---------------------------------------
                                         Dale W. Bleck, Chief Financial Officer