Form 10-Q
period 2001-09-30
CET ENVIRONMENTAL SERVICES INC
filed 2001-11-13
CIK 944627

===============================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2001


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_].

As of November 9, 2001, 5,976,549 shares of common stock, no par value per share, were outstanding.



===============================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,
                                                                                 2001                  DECEMBER 31,
                                                                              (UNAUDITED)                  2000
                                                                              ------------             ------------
                       ASSETS

CURRENT ASSETS:
      Cash .......................................................            $    568,823             $    953,641
      Accounts receivable, less allowance for doubtful accounts of
       $89,940 in 2001 and $164,403 in 2000 ......................               8,453,058                7,572,729

      Contracts in process, less allowance for
      doubtful accounts of $38,944 in 2001 and $56,705 in 2000 ...               1,636,763                3,355,603

      Retention receivable .......................................                  60,261                  268,471
      Other receivables ..........................................                  35,945                  154,524
      Inventories ................................................                  13,777                   15,317
      Prepaid expenses and other .................................                 324,165                  306,339
                                                                              ------------             ------------
            Total Current Assets .................................              11,092,792               12,626,624
                                                                              ------------             ------------

EQUIPMENT AND IMPROVEMENTS:
      Field equipment ............................................               1,436,823                1,432,070
      Vehicles ...................................................                 350,379                  500,447
      Furniture & fixtures .......................................                  75,378                   75,377
      Office equipment ...........................................                 533,853                  537,038
      Leasehold improvements .....................................                  49,862                   49,862
                                                                              ------------             ------------
                                                                                 2,446,295                2,594,794
      Less allowance for depreciation and amortization ...........              (1,511,508)              (1,301,217)
                                                                              ------------             ------------
            Equipment and improvements, net ......................                 934,787                1,293,577
                                                                              ------------             ------------
OTHER ASSETS:
      Deposits ...................................................                 128,318                   38,922
                                                                              ------------             ------------
                                                                              $ 12,155,897             $ 13,959,123
                                                                              ============             ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,
                                                                                     2001                   DECEMBER 31,
                                                                                  (UNAUDITED)                  2000
                                                                                  ------------             ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable ............................................            $  4,650,404             $  6,237,119
         Accrued expenses ............................................                  69,976                  271,393
         Accrued contract costs ......................................                      --                    8,800
         Accrued payroll and benefits ................................                 142,119                  227,413
         Current obligations under capital leases ....................                      --                   51,446
         Notes payable - current .....................................                 170,408                  116,283
                                                                                  ------------             ------------
                  Total current liabilities ..........................               5,032,907                6,912,454
                                                                                  ------------             ------------
OBLIGATIONS UNDER CAPITAL LEASES .....................................                      --                   40,149

COMMITMENTS AND CONTINGENT LIABILITIES ...............................                      --                       --

STOCKHOLDERS' EQUITY:

         Common stock (no par value) - authorized 20.0 million shares;
             5,976,549 and 6,258,803 shares issued and outstanding in
                2001 and 2000, respectively ..........................               8,506,007                8,629,755

         Paid-in capital .............................................                 104,786                  104,786

         Accumulated deficit .........................................              (1,487,803)              (1,728,021)
                                                                                  ------------             ------------

                  Total stockholders' equity .........................               7,122,990                7,006,520
                                                                                  ------------             ------------

                                                                                  $ 12,155,897             $ 13,959,123
                                                                                  ============             ============




       The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                              ------------------------------------
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                                 2001                    2000
                                                                              -----------             -----------
PROJECT REVENUE ..................................................            $ 4,044,444             $ 7,731,321

PROJECT COSTS:
         Direct ..................................................              3,132,552               6,681,252
         Indirect ................................................                233,568                 286,743
                                                                              -----------             -----------
                                                                                3,366,120               6,967,995
                                                                              -----------             -----------
                  Gross profit ...................................                678,324                 763,326
                                                                              -----------             -----------

OPERATING EXPENSES:
         Selling .................................................                 41,207                  77,887
         General and administrative ..............................                450,935                 547,553
         Restructuring expense ...................................                     --                  23,806
                                                                              -----------             -----------
                                                                                  492,142                 649,246
                                                                              -----------             -----------
                  Operating  income ..............................                186,182                 114,080
                                                                              -----------             -----------

OTHER INCOME (EXPENSE):
         Gain (loss) on sale of equipment ........................                 27,023                 (57,433)
         Gain on sale of property held for investment ............                     --                 211,862
         Interest income (expense), net ..........................                  9,262                   1,343
         Other income (expense) ..................................                (10,091)                 (3,979)
                                                                              -----------             -----------
                                                                                   26,194                 151,793
                                                                              -----------             -----------
                  Income before income taxes .....................                212,376                 265,873

                  Provision for income tax (benefit) .............                     --                   3,577
                                                                              -----------             -----------

NET INCOME .......................................................            $   212,376             $   262,296
                                                                              ===========             ===========

Earnings per common share ........................................            $       .04             $       .04
                                                                              ===========             ===========
Weighted average number of common shares outstanding .............              5,978,722               6,266,202
                                                                              ===========             ===========

Earnings per common share - assuming dilution ....................            $       .04             $       .04
                                                                              ===========             ===========
Weighted average number of fully diluted common shares outstanding              5,988,532               6,266,202
                                                                              ===========             ===========




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                              ------------------------------------
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                                  2001                   2000
                                                                              -----------            ------------
PROJECT REVENUE ..................................................            $10,619,182            $ 17,866,704

PROJECT COSTS:
         Direct ..................................................              7,949,337              14,316,738
         Indirect ................................................                906,906               1,554,941
                                                                              -----------            ------------
                                                                                8,856,243              15,871,679
                                                                              -----------            ------------
                  Gross profit ...................................              1,762,939               1,995,025
                                                                              -----------            ------------

OPERATING EXPENSES:
         Selling .................................................                135,307                 319,823
         General and administrative ..............................              1,461,302               1,860,211
         Restructuring expense ...................................                     --                 249,813
                                                                              -----------            ------------
                                                                                1,596,609               2,429,847
                                                                              -----------            ------------
                  Operating  income (loss) .......................                166,330                (434,822)
                                                                              -----------            ------------

OTHER INCOME (EXPENSE):
         Gain (loss) on sale of equipment ........................                 38,477                (118,764)
         Gain on sale of Tustin, CA Operations ...................                     --               1,341,449
         Gain on sale of property held for investment ............                     --                 211,862
         Interest income (expense), net ..........................                 23,935                 (21,353)
         Other income (expense) ..................................                 11,476                  (4,731)
                                                                              -----------            ------------
                                                                                   73,888               1,408,463
                                                                              -----------            ------------
                  Income before income taxes .....................                240,218                 973,641
                                                                              -----------            ------------
                  Provision for income tax (benefit) .............                     --                  (8,738)
                                                                              -----------            ------------

NET INCOME .......................................................            $   240,218            $    982,379
                                                                              ===========            ============

Earnings per common share ........................................            $       .04            $        .16
                                                                              ===========            ============
Weighted average number of common shares outstanding .............              6,111,173               6,278,193
                                                                              ===========            ============

Earnings per common share - assuming dilution ....................            $       .04            $        .16
                                                                              ===========            ============
Weighted average number of fully diluted common shares outstanding              6,123,979               6,278,193
                                                                              ===========            ============




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                            --------------------------------------
                                                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                                                                 2001                    2000
                                                                                             -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ...............................................................          $   240,218             $   982,379
         Adjustments to reconcile net income to net cash provided by (used in)
             Operating activities:
                  Depreciation and amortization ...................................              309,041                 552,290
                  Loss on disposal of equipment ...................................              (38,477)                118,764
                  (Gain) on sale of Tustin, CA Operations .........................                   --              (1,341,449)
                  (Gain) on sale of property held for investment ..................                   --                (211,862)
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable .............             (880,329)                982,090
                           Decrease (Increase) in contracts in process ............            1,718,840              (3,318,504)
                           Decrease (Increase) in income tax, retention and other
                                   Receivables ....................................              326,789               1,781,968
                           Decrease (Increase) in prepaid expenses ................              (17,826)                157,220
                           Decrease (Increase) in inventory and deposits ..........              (87,856)                 49,646
                           Increase (decrease) in accounts payable ................           (1,586,715)                206,029
                           Increase (decrease) in accrued expenses and income taxes             (295,511)               (712,868)
                                                                                             -----------             -----------
                           Net cash provided by (used in) operating activities ....             (311,826)               (754,297)
                                                                                             -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of equipment ....................................................               (8,330)                (19,617)
         Purchase of property held for sale .......................................                   --                (680,282)
         Proceeds from sales of equipment .........................................               43,000                  11,434
         Proceeds from the sale of Tustin, CA Operations, net .....................                   --               1,698,072
         Proceeds from the sale of property held for sale .........................                   --                 892,144
                                                                                             -----------             -----------
                           Net cash provided by (used in) operating activities ....               34,670               1,901,751
                                                                                             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Bank overdraft ...........................................................                   --                (118,348)
         Payments on long-term debt ...............................................                   --                (543,038)
         Payments on capital lease obligations ....................................              (38,039)               (138,988)
         Payments on repurchase of common stock ...................................             (123,748)                     --
         Net (payments) proceeds on credit line loan ..............................                   --                (818,152)
         Proceeds for issuance of short-term debt .................................               54,125                 300,000
         Proceeds from loan to related party ......................................                   --                  36,764
                                                                                             -----------             -----------
                           Net cash provided by (used in) financing activities ....             (107,662)             (1,281,762)
                                                                                             -----------             -----------
         INCREASE (DECREASE) IN CASH ..............................................             (384,818)               (134,308)

         Cash at the beginning period .............................................              953,641                 504,583
                                                                                             -----------             -----------
         Cash at end of period ....................................................          $   568,823             $   370,275
                                                                                             ===========             ===========




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements included the accounts of CET Environmental Services, Inc. (the "Company") and its wholly owned subsidiary Cleanwater Contracting, Inc. All intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 3. STOCK REPURCHASE PLAN - During the quarter ended September 30, 2001, the Company repurchased a total of 15,300 shares of the Company's common stock at a weighted average price of $0.50 per share including associated broker fees and commissions. For the nine months ending September 30, 2001, the Company repurchased a total of 92,800 shares of the Company's common stock at a weighted average price of $0.49 per share including associated broker fees and commissions.

NOTE 4. ACCOUNT RECEIVABLE - REMEDIATION FINANCIAL, INC. - During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and Santa Clarita, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At September 30, 2001, the Company had receivables of $2,467,895 for the Santa Clarita project and $3,763,380 for the Hercules project. These amounts represent $6,231,275 or 74% of accounts receivable at September 30, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. See Item 1, Legal Proceeding regarding legal actions taken against RFI for both the Santa Clarita and Hercules, CA projects.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      PROJECT REVENUES. Project revenues for the three months ended September 30, 2001 were $4.0 million, down $3.7 million or 48% from those of the year-earlier period. The bulk of the decline reflected the absence of commercial revenues from the Brownfields projects which were terminated in October, 2000 (see Liquidity and Capital Resources) and accounted for $2.6 million in the third quarter of 2000. In addition, a decrease in work orders from the EPA reduced EPA revenues by $1.2 million to $3.7 million for the current period compared to $4.9 million in the year-earlier period.

      DIRECT COSTS. Direct costs for the current period were $3.1 million, equal to 78% of project revenues, down $3.6 million or 53% from the $6.7 million of the corresponding period of 2000 when direct costs amounted to 86% of project revenues. The decrease in direct costs largely stems from lower project revenues. In addition, under-utilization of selected personnel and equipment resulting from a reduced level of EPA work orders in the period caused direct costs to decline at a greater rate than that experienced in revenues.

      INDIRECT COSTS. Indirect costs for the current period were $234,000, down $53,000 or 19% from the year-earlier period. Indirect costs declined less than the drop in sales, since the under-utilized personnel and equipment costs were higher. Consequently, indirect costs increased from 4% of project revenues in the third quarter of 2000 to 6% in the third quarter of 2001.

      SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs for the third quarter of 2001 were $492,000, down 24% from the prior year level. This decrease is primarily the result of the sale of the Tustin, California operations in April 2000, the cost savings arising from the restructuring plan implemented late 1999, and the reduction in administrative personnel in anticipation of the January 2002 completion of the existing EPA contract.

      OTHER INCOME (EXPENSE). Other income, net of other expenses, amounted to $26,194 for the current period, arising primarily from a gain on the sale of equipment. A year-earlier, a gain of $212,000 was realized on the sale of property held for investment, which, after other expenses, resulted in net other income of $152,000.

      NET INCOME. Net income of $212,376, for the quarter ending September 30, 2001, resulted primarily from income from operations, whereas the net income for the same period in 2000 of $262,296 resulted from the gain on the sale of property held for investment of $211,862.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      PROJECT REVENUE. Project revenues for the nine months ended September 30, 2001 were $10.6 million, down $7.2 million or 41% from the $17.9 million in the year-earlier period. The decline largely reflects the absence of commercial revenues from Brownfields projects which were terminated in October 2000 and accounted for $6.2 million of revenues in the first nine months of 2000 (see Liquidity and Capital Resources). In August 2000, a contract with the State of California provided other governmental revenues of $0.7 million with no corresponding revenues in the current period. Providing a partial offset to the decline in the current period, EPA revenues increased $1.2 million to $9.4 million from $8.2 million in the year-earlier period.

      DIRECT COSTS. Direct costs were $7.9 million in the current period, down $7.2 million or 45% from the year-earlier period. The decrease in direct costs arises from a combination of lower project revenues and a change in the mix of project revenues. Direct costs were equal to 75% of project revenues for the nine months ending September 30, 2001 as compared to 80% of project revenues for the nine months ended September 30, 2000. The slightly more favorable ratio of direct costs to project revenues during the current period reflects from a change in utilization of personnel and equipment.

      INDIRECT COSTS. Indirect project costs were $910,000 for the current period, down $648,000 or 42% from the year earlier period. Indirect cost were equal in both 2001 and 2000 at 9% of project revenues.

      SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative were $1.6 million for the first three quarters of 2001, down 34% from the $2.4 million reported in the like 2000 period. This decrease is primarily the result of the sale of the Tustin, California operations in April 2000, the cost savings of the full effect of the restructuring plan implemented late 1999, and the reduction in administrative personnel in anticipation of the January, 2002 completion of the existing EPA contract. In addition, the Company incurred approximately $0.2 million of restructuring expenses due to the EPA suspension in the nine months ended September 30, 2000.

       OTHER INCOME (EXPENSE). Other income, net of other expenses, amounted to $74,000 for the current period, the bulk of which arose from a gain on the sale of equipment and interest income. In the year-earlier period, a $1.3 million gain on the sale of the Tustin, CA operations and a $212,000 gain on the sale of property held for investment resulted, after other expenses, in other income of $1.4 million.

      NET INCOME. Net income of $240,218 was recorded during the nine months ended September 30, 2001 compared to the net income of $982,379 for the nine months ended September 30, 2000. The net income at September 30, 2000 was primarily the result of the $1.3 million gain on the sale of the Tustin, California operations recorded in April 2000.


LIQUIDITY AND CAPITAL RESOURCES

      During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), the parent company for the two Brownfields projects located in Hercules and Santa Clarita, California. The severity of the problems caused the Company to suspend work on the Santa Clarita, California project. Subsequently, the Company was presented with termination notices for both the Hercules and Santa Clarita projects from RFI, with the Santa Clarita project termination effective October 6, 2000 and the Hercules termination being effective October 31, 2000. At September 30, 2001, the Company had receivables of $2,467,895 for the Santa Clarita project and $3,763,380 for the Hercules project. These amounts represent $6,231,275 or 74% of accounts receivable at September 30, 2001. Management believes that the receivables are collectible from RFI through either cash receipts or by secured liens placed on the projects. The continued delay in collecting the receivables has an adverse effect on the cash flow of the Company. See Item 1, Legal Proceeding regarding legal actions taken against RFI for both the Santa Clarita and Hercules, California projects.

      The Company has elected not to pursue a new EPA contract and, therefore, the current contract will expire on January 8, 2002. The Company will complete the EPA work-orders awarded up to the date of expiration. Management believes it will require an additional 6 months to finish those work-orders and to complete final administrative procedures. Personnel levels will be reduced in conjunction with the completion of work-orders. The Seattle operations will be closed with related assets being disposed. Management expects little or no net cash proceeds from the sale of these assets. For the nine months ending September 30, 2001, EPA revenues were approximately $9.4 million or 89% of total revenues.

      Management will attempt to replace EPA activities by focusing on water/wastewater projects, Brownfields developments, and other environmental activities. Currently, the Company has identified a redevelopment project which is undergoing the pre-development approval process with a Colorado municipality. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. The completed project is estimated at $10 to $20 million. Upon approval of final project plans and financing sources, the project could start as early as April or May 2002. At this time, no estimate can be made as to the amount and timing of revenues that may be afforded to the Company from this project. There can be no assurance that final redevelopment project plans or financing will be approved. In addition, there can be no assurance that this redevelopment project or any other effort will be successful in offsetting the loss of EPA revenues.

      Management believes that potential future cash flows from operations, the collection of receivables from RFI, and funds available under the $1.0 million line of credit with Compass Bank will be sufficient to fund the Company's immediate needs for working capital. In addition, Management believes that it will be successful in renewing the line of credit with Compass Bank in December 2001. However, there can be no assurance that the line of credit with Compass Bank will be renewed. In the event the line of credit is not renewed and alternate financing sources cannot be found, the Company's financial position, operating activities, and liquidity could be adversely affected.

      The Company's working capital increased slightly to $6.1 million as of September 30, 2001 from $5.7 million as of December 31, 2000. The change in working capital results from a decrease in current assets of $1.5 million compared to a decrease in current liabilities of $1.9 million. The decrease in current assets results from collections of combined receivables of $1.1 million and a decrease in cash of $0.4 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $1.5 million and short-term debt of $0.4 million.

      The Company's cash and cash equivalents decreased approximately $0.4 million to $0.6 million at September 30, 2001 from $1.0 million at December 31, 2000. The decrease in cash and cash equivalents results from cash used in operating activities of $0.3 million as a result of an increase in net income of $0.2 million, a decrease in combined receivables of $1.1 million, $0.3 million of depreciation adjustments to net income, and a decrease in accounts payable and accrued expenses of $1.9 million. Cash used in financing activities of $0.1 million results primarily from proceeds related to debt, payments related to capital leases, and the repurchase of the Company's common stock.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of mechanics' lien/lien release bond against Santa Clarita, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, California. On February 16, 2001, the Company filed its First Amended Complaint in order to focus its recovery efforts on the lien release bond rather than sale of the property. Currently, the Company and Santa Clarita, LLC have initiated arbitration proceeding with final judgement scheduled for the first quarter of 2002. The amount of unpaid invoices is approximately $2.5 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the fact that Santa Clarita, LLC filed a lien release bond sufficient to cover the unpaid invoices, the Company believes it will prevail in this action and will recover most, if not all, of the amounts due the Company.

      On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, a subsidiary of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, California. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. Currently, the Company and LCRI Investments have initiated arbitration proceedings with final judgement scheduled for the first quarter of 2002. The amount of unpaid invoices is approximately $3.8 million. Previous to this action, the Company filed a mechanics' lien against the project. Based on the secured deed of trust, the Company believes it will prevail in this action and will recover most, if not all, amounts due the Company.

      The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement which guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, California project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of September 30, 2001, LCRI Investment, LLC was in default on their 2001 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. Currently, there has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements.

      The Company has incurred legal and other costs of approximately $289,000 related to the RFI receivables.

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






                                        CET ENVIRONMENTAL SERVICES, INC.






Dated:  November 9, 2001                  By:       /s/ Steven H. Davis
                                              --------------------------------
                                              Steven H. Davis, President,
                                              and Chief Executive Officer




                                          By:        /s/ Dale W. Bleck
                                              --------------------------------
                                              Dale W. Bleck, Chief
                                              Financial Officer