Form 10-K
period 2001-12-31
CET ENVIRONMENTAL SERVICES INC
filed 2002-04-12
CIK 944627

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: DECEMBER 31, 2001
                           Commission File No. 1-13852



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

              7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO 80112
              ----------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)



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

                                 Yes [X] No [ ],

As of March 4, 2002, there were 5,757,792 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant on that date was approximately $2,514,415.

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

                                     PART I

ITEM 1. BUSINESS.

The Company

         The Company, incorporated in February 1988, is engaged in environmental consulting, engineering, remediation, and construction activities. The Company also has the capability to perform emergency response cleanup services in certain western states for federal agencies, states, municipalities and commercial clients. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation. A wholly owned subsidiary, Cleanwater Contracting, Inc., provides a broad spectrum of services related to water treatment and wastewater processing for both the public and private sectors.

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

         Over the past three years, the EPA has been the Company's largest single source of revenues, accounting for $12.3 million (87%), $13.1 million (54%), and $26.0 million (60%) in 2001, 2000, 1999, respectively. The sharp drop in EPA generated revenues over the past two years largely reflects the notice of suspension the Company received from the EPA and the responding actions taken by the Company as more fully described below.

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

         Following the receipt of the suspension notice from the EPA, the Company initiated a restructuring plan to reduce operating costs and gain efficiencies through sale, downsizing and closure of regional offices. Restructuring actions included the September, 1999 sale of substantially all the assets in the Mobile (AL) and Jackson (MS) regions; the October, 1999 closing of regional offices in New Orleans (LA) and Houston (TX); the February, 2000 closing of the Richmond (CA) office; and the sale of asset and assignment of certain contracts and liabilities related to the Company's activities in Tustin
(CA), which became effective on April 30, 2000 as more fully described in Note F to the Consolidated Financial Statements.

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

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. Meanwhile, management has cooperated fully in the EPA's investigation and will continue to do so when and if required.

         However, despite the lifting of the suspension order, EPA revenues under the then existing contract never recovered to prior levels. The EPA exercised the third year option of the contract in January, 2000, and was empowered to issue delivery orders for up to $42 million in value; actual EPA revenues for 2000 were $13.1 million. The fourth and final option year was exercised in January, 2001, with an empowered value of $44 million. While some additional EPA revenues will accrue during 2002 to complete outstanding delivery orders, actual EPA revenues in 2001 were only $12.3 million.

         In view of the diminished level of EPA delivery orders received over the past three years and with no assurance that delivery orders would increase even if the Company was successful in obtaining another EPA contract, management decided to forgo bidding on a new contract. At the billing levels of the last two years, the overhead costs necessary to perform EPA work make such efforts marginally profitable, at best. Management believes that water treatment, wastewater management, and Brownfields reclamation offer a greater opportunity for success.

         In connection with its commercial business, in August 1999 the Company entered into a contract to perform work for Remediation Financial, Inc. (RFI) on a Brownfield development project known as LCRI Investments, Inc. (Hercules) in Hercules, CA. Work performed under this agreement accounted for approximately 5% of total revenues for 1999. Subsequently, the Company entered into another agreement with RFI to perform similar work on a Brownfield project known as Santa Clarita, L.L.C. (Santa Clarita) in Santa Clarita, CA. The combined revenues from the two RFI projects accounted for approximately 32% of total revenues for 2000.

         During the third quarter of 2000, the Company encountered collection problems with RFI, the severity of which caused the Company to suspend work at the Santa Clarita site in late September 2000. Shortly thereafter, RFI and affiliated partnerships presented the Company with termination notices for both the Santa Clarita and the Hercules projects. The Company has pursued legal alternatives to collect the receivables arising from work performed on these two projects, which amounted to $5.3 million at 2001 year-end. In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. (See Item 3.
Legal Proceedings and Notes G and S to the Consolidated Financial Statements.)

The Environmental Industry

         The remediation segment of the environmental industry consists of three phases: site assessment, remediation program design, and the actual site remediation. The first phase is largely investigative and can involve substantial chemical analysis to understand the nature and extent of the problem. The design phase involves detailed engineering to develop the optimal solution for cleaning the site. The third phase is the true implementation of the site remediation plan and involves various onsite treatment procedures for contaminated materials or the excavation and containment or offsite transportation of toxic materials. The Company provides an extensive full-service offering in all phases of contaminated site remediation.

         Innovative onsite remediation technologies are in high demand to provide an alternative to offsite disposal of hazardous waste. These technologies have been provided to various Company clients in order to minimize and/or eliminate our clients' cradle-to-grave liability. Onsite technologies such as bioremediation, bioventing, vapor extraction, gas/air sparging, low-temperature thermal desorption, chemical fixation, and soil washing have gained wide-spread regulatory acceptance. The Company strives to use these remediation techniques more efficiently than its competitors.

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

         Since 1994, increased pressure to create uses for contaminated and idle properties has driven a rise in industrial redevelopment or "Brownfield" site remediation programs. The term "Brownfield" comes from an EPA-sponsored program to study the redevelopment of "abandoned, idled, or underused industrial facilities where expansion or redevelopment is complicated by real or perceived environmental contamination" (U.S. EPA). In 2001, the EPA estimated that there were approximately 450,000 Brownfield sites nationwide. Recently, new legislation was enacted at the federal level providing for Brownfield remediation funding of $250 million annually. This coupled state and municipal initiatives should create an opportunity for full service remediation as well as financial participation in the redevelopments.

Organization of the Company

         The Company is organized into three primary business lines: industrial services, which includes water and wastewater treatment, facility cleaning, operation, maintenance, construction, closures, and emergency response; environmental remediation; and government programs.

         The Company provides full turnkey environmental services for remediation of non-hazardous, hazardous, and toxic waste on a planned and emergency basis, industrial services, and water and wastewater treatment. This can include assessment and characterization studies, conceptual design, detail design, construction and installation, decontamination and demolition, and operation and maintenance. The offering of full turnkey services is believed to enhance the prospects of success in soliciting new customers, as well as in obtaining follow-on contracts that may be tangential or unrelated to the original scope of work.

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

         Government Programs. As noted earlier in this document, the Company did not seek to renew a contract with the EPA. In addition, the Company, in connection with the sale of certain assets and assignment of contracts, entered into a non-compete agreement which prohibits it from providing remediation services to the Department of Defense, with certain limited exceptions, for a period of four years from April, 2000. (See Note F to the Consolidated Financial Statements.)

         The Company intends to continue soliciting business with selected federal agencies, as well as at state, municipal, and special district governmental bodies. The services offered are similar to those provided the private sector and include emergency response, remediation, and water-related services.

Customers

         The Company's customers include federal, state, and local government agencies, commercial and industrial enterprises.

Business Strategy

         The Company plans to capitalize on the following trends:

         o        The creation of uses for contaminated properties
                  (Brownfields).

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

         Emphasis on Recurring Revenue. The Company seeks to expand its base of recurring revenue sources to mitigate the cyclical nature of the environmental remediation services industry. The Company hopes to broaden its inclusion on approved-contractor lists with large corporate customers whereby the Company is invited to bid on future environmental engineering/remediation projects. Inclusion on such lists is a result of the Company having completed prior contracts to the satisfaction of these customers. The Company also intends to increase the number of operations and maintenance contracts, both for industrial services and water/wastewater facilities. These contracts are generally longer term, providing a more sustainable revenue base.

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

         Although no payments have been made by any bonding company for bonds issued for the Company, the impact of the EPA suspension in 1999 and the Company's current financial status have made it increasingly difficult to obtain bonding. With respect to EPA delivery orders, in lieu of bonding, the Company developed a job escrow arrangement to meet the EPA's requirements.

Employees

         As of February 2002, the Company employed approximately 21 full-time employees, including two Company officers, and 3 part-time employees. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

         While all of the Company's projects are performed under the supervision and direction of the Company's supervisors and foremen, and the Company attempts to utilize as many of the Company's regular laborers as possible to staff projects, the location and other factors affecting projects performed away from the immediate vicinity of the Company's office results in the occasionally hiring temporary workers on site. The Company carefully reviews the training and qualifications of all temporary workers hired to assure that all such personnel are qualified to perform the work in question. However, due to the temporary nature of such employment, there is no assurance that all such temporary workers will perform at levels acceptable to the Company and its customers.

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

         On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of mechanics' lien/lien release bond against Santa Clarita, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. In early February, 2002, the Company entered into a settlement agreement under which it received a total of $2.1 million, which approximates the value of the receivables related to the project at December 31, 2001 (See Notes G and S to the Consolidated Financial Statements).

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. The Company and LCRI Investments are engaged in arbitration proceedings. The Company believes it will prevail and recover most, if not all, the receivables related to this project, which were valued at $3.3 million on December 31, 2001 (See Notes G and S to the Consolidated Financial Statements).

         The total value of the receivables related to these two Brownfields projects at December 31, 2001 was $5.3 million. At September 30, 2001, the Company reported the value of these receivables at $6.2 million. The lower value at 2001 year-end stems from adjustments to reflect payments made directly to the Company's subcontractors by RFI and/or affiliated partnerships and certain accounting reconciliations, none of which had an adverse impact on the Company's financial statements.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement which guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of December 31, 2001, LCRI Investment, LLC was in default on their 2001 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. Currently, there has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the focus of the investigation appears to involve labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. To date, no claims have been made against the Company. In addition, independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

  QUARTER ENDED               HIGH         LOW
  -------------               -----       -----
March 31, 2000                $2.37       $1.44
June 30, 2000                  1.50        0.75
September 30, 2000             1.44        0.69
December 31, 2000              0.94        0.31
March 31, 2001                 0.94        0.43
June 30, 2001                  0.65        0.37
September 30, 2001             0.58        0.36
December 31, 2001             $0.75       $0.36

         (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at February 20, 2002 was 43. This does not include approximately 1,100 shareholders that hold their shares in street name.

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

         (d)      Sales of Unregistered Securities. None

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                                    Fiscal Quarter
$ in thousands, except per share amounts    March 31      June 30     September 30   December 31      Total
                                            --------      --------    ------------   -----------    --------
2000:
Revenues                                    $  3,453      $  6,682      $  7,731      $  6,576      $ 24,442
Project costs                                  3,150         5,753         6,968         5,838        21,709
                                            --------      --------      --------      --------      --------
     Gross profit                                303           929           763           738         2,733
                                            --------      --------      --------      --------      --------

Selling                                          148            94            78            60           380
General and administrative                       732           580           548           551         2,411
Restructuring                                    144            82            24            97           347
Other (income) loss, net                          63        (1,331)         (149)          (29)       (1,446)
                                            --------      --------      --------      --------      --------
     Income (loss) before income tax            (784)        1,504           262            59         1,041
                                            --------      --------      --------      --------      --------

Income tax                                        --            --            --            --            --
                                            --------      --------      --------      --------      --------
     Net income                             $   (784)     $  1,504      $    262      $     59      $  1,041
                                            ========      ========      ========      ========      ========

Basic earning per common share              $  (0.12)     $   0.24      $   0.04      $   0.01      $   0.17
Diluted earning per common share            $  (0.12)     $   0.24      $   0.04      $   0.01      $   0.17

2001:
Revenues                                    $  4,066      $  2,509      $  4,044      $  3,585      $ 14,204
Project costs                                  3,512         1,978         3,366         2,861        11,717
                                            --------      --------      --------      --------      --------
     Gross profit                                554           531           678           724         2,487
                                            --------      --------      --------      --------      --------

Selling                                           39            55            41            53           188
General and administrative                       530           480           451           643         2,104
Restructuring                                     --            --            --            --            --
Other (income) loss, net                         (27)          (20)          (26)           49           (24)
                                            --------      --------      --------      --------      --------
     Income (loss) before income tax              12            16           212           (21)          219
                                            --------      --------      --------      --------      --------

Income tax                                        --            --            --            --            --
                                            --------      --------      --------      --------      --------
     Net income                             $     12      $     16      $    212      $    (21)     $    219
                                            ========      ========      ========      ========      ========

Basic earning per common share              $   0.00      $   0.00      $   0.04      $   0.00      $   0.04
Diluted earning per common share            $   0.00      $   0.00      $   0.04      $   0.00      $   0.04

         The following selected financial information for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 is derived from financial statements of the Company audited by Grant Thornton LLP, independent certified public accountants.

Balance Sheet Data (in thousands):

                                            AT DECEMBER 31,
                         -------------------------------------------------------
                          2001        2000        1999        1998        1997
                         -------     -------     -------     -------     -------
CURRENT ASSETS           $ 9,907     $12,627     $11,132     $26,670     $25,089
TOTAL ASSETS              10,836      13,959      13,805      30,202      29,883
CURRENT LIABILITIES        3,734       6,912       7,619      18,835      12,970
WORKING CAPITAL            6,173       5,715       3,513       7,835      12,119
LONG TERM DEBT                --          40         179         251       8,204
TOTAL LIABILITIES          3,734       6,952       7,798      19,086      21,174
SHAREHOLDERS' EQUITY     $ 7,101     $ 7,007     $ 6,007     $11,116     $ 8,709

Statement of Operations Data (in thousands, except earnings per share data):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------
                                   2001            2000             1999            1998            1997
                                -----------     -----------     -----------      -----------     -----------
REVENUES                        $    14,204     $    24,442     $    43,189      $    66,497     $    54,170
OPERATING EXPENSES                   14,009          24,847          45,920           74,727          54,047
NET INCOME (LOSS)
  FROM CONTINUING
  OPERATIONS                            219           1,041          (3,177)             538            (347)
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS PER
  COMMON SHARE                  $      0.04     $      0.17     $     (0.51)     $      0.09     $     (0.06)
WEIGHTED AVERAGE SHARES           6,076,872       6,275,051       6,282,346        5,828,537       5,785,264
CASH DIVIDENDS PER
  COMMON SHARE                          -0-             -0-             -0-              -0-             -0-

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

General

         The Company provides comprehensive environmental remediation services of hazardous and toxic waste on a planned and emergency basis to both government and private sector customers. It also provides water and wastewater treatment facilities and services to municipal and industrial clients. The Company provides these services from its offices in Denver, CO.

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

         Future strategic alternatives currently being considered by the Company include, among others, (i) the pursuit of opportunities in environmental remediation of Brownfield properties; (ii) water and wastewater treatment construction and operation and maintenance through direct investment or acquisitions; and (iii) continued focus on the improvement of contract profitability.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                             PERCENTAGE RELATIONSHIP TO
                                                   PROJECT REVENUE                PERIOD TO PERIOD
                                                      YEAR ENDED                       CHANGE
                                           -------------------------------       -------------------
                                                                                  2001         2000
                                                                                   VS.          VS.
                                            2001        2000         1999         2000         1999
                                           ------      ------       ------       ------       ------
Project Revenue                             100.0%      100.0%       100.0%       (41.9)%      (43.4)%

Project Costs:
    Direct                                   73.7        81.4         78.5        (47.4)       (41.3)
    Indirect                                  8.8         7.4         14.4        (30.8)       (71.0)
                                           ------      ------       ------       ------       ------
 Gross profit                                17.5        11.2          7.1         (9.0)       (10.7)

 Other operating expense (income):
    Selling                                   1.3         1.6          3.2        (50.6)       (72.9)
    General and administrative expense       14.8         9.9          8.2        (12.8)       (31.7)
                                           ------      ------       ------       ------       ------

 Operating income (loss)                      1.4        (1.7)        (6.3)       148.1         85.2
 Other income (expense)                       0.2         5.9         (1.0)       (98.4)       421.2
                                           ------      ------       ------       ------       ------
 Income (loss) before income taxes            1.5         4.3         (7.4)       (79.0)       132.8
 Income tax (benefit)                          --          --           --           --           --
                                           ------      ------       ------       ------       ------
 Net income (loss)                            1.5%        4.3%        (7.4)%      (79.0)       132.8%
                                           ------      ------       ------       ------       ------

2001 COMPARED TO 2000

         PROJECT REVENUE. Project revenues were $14.2 million, down $10.2 million or 42% from the $24.4 million in the year-earlier period. The decline largely reflects the absence of commercial revenues from Brownfields projects that were terminated in October 2000 and accounted for $7.8 million of revenues in 2000 (see Liquidity and Capital Resources). Also, the prior year included some $1.3 million in revenues from the Tustin, California operations prior to the sale of these assets in April, 2000. EPA revenues decreased $0.8 million to $12.3 million from $13.1 million in year earlier period, primarily as a result of lower level work order releases on the part of the EPA. In August 2000, a contract with the State of California provided other governmental revenues of $0.7 million with no corresponding revenues in the current period. Providing a partial offset to the declines in the current period, water/wastewater revenues increased $0.5 million to $1.4 million from $0.9 million in the year earlier period.

The Following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                                Year Ended December 31,
             ---------------------------------------------------------------------------------------------
                         2001                             2000                            1999
             ---------------------------      ---------------------------      ---------------------------
Non-EPA      $ 1,872,938            13.2%     $11,330,144            46.3%     $17,231,604            39.9%
EPA           12,330,644            86.8%      13,111,527            53.7%      25,957,715            60.1%
             -----------     -----------      -----------     -----------      -----------     -----------
Total        $14,203,582           100.0%     $24,441,671           100.0%     $43,189,319           100.0%
             ===========     ===========      ===========     ===========      ===========     ===========

         DIRECT COSTS. Direct costs were $10.5 million in the current period, down $9.4 million or 47% from $19.9 million in the year-earlier period. The decrease in direct costs arises from a combination of lower project revenues and a change in the mix of project revenues. Direct costs were equal to 74% of project revenues for 2001 as compared to 81% of project revenues for 2000. The slightly more favorable ratio of direct costs to project revenues during the current period reflects a change in utilization of personnel and equipment.

         INDIRECT COSTS. Indirect project costs were $1.2 million for the current period, down $0.6 million or 31% from $1.8 million in the year earlier period. Indirect costs were equal to 9% of project revenues for 2001 as compared to 7% of project revenues for 2000. The slight increase in the ratio of indirect costs to project revenues during the current period reflects retaining certain employees whose labor cost were not chargeable to direct projects during the winding down of EPA jobs and closing the Seattle office.

         SELLING EXPENSE. Sales and marketing expenses were $188,000 for the current period, down $192,000 or 51% from $380,000 in the year earlier period. This decrease is primarily the result of the sale of the Tustin, CA operations in April 2000, and the full year benefit for the restructuring program implemented in late 1999.

         GENERAL & ADMINISTRATIVE EXPENSE. General and administrative expenses were $2.1 million for the current period, down $0.3 million or 12.8% from $2.4 million in the year earlier period. While lower expenses in this category reflect the absence of the Tustin, CA operations and the benefits of restructuring, a reduction in administrative personnel in anticipation of the January 8, 2002 EPA contract expiration was also a contributing factor.

         RESTRUCTURING EXPENSE. There were no restructuring expenses in the current period. In 2000, the Company incurred an additional $347,257 of restructuring expenses, not previously identified in the

1999 restructuring accrual, for the closing of the Mobile, Jackson, New Orleans, Houston, and Richmond offices.

          OTHER INCOME (EXPENSE). Other income, net of other expenses, amounted to $24,000 for the current period, the bulk of which arose from interest income. In the year-earlier period, a $1.3 million gain on the sale of the Tustin, CA operations and a $212,000 gain on the sale of property held for investment resulted, after other expenses, in other income of $1.4 million.

         NET INCOME. Net income of $218,586 was recorded during the current period compared to the net income of $1,040,576 for the year earlier period. The net income for 2000 was primarily the result of the $1.3 million gain on the sale of the Tustin, CA operations recorded in April 2000.


2000 COMPARED TO 1999

         PROJECT REVENUE. Project revenues were $24.4 million in 2000, down $18.7 million or 43% from $43.2 million in 1999. The decrease results from several factors including but not limited to (i) the EPA suspension enacted in August 1999 which disrupted the normal flow of business, reducing EPA revenues by approximately $12.9 million from $26.0 million in 1999 to $13.1 million in 2000; (ii) as a result of the EPA suspension, the Company implemented a restructuring plan in the third and fourth quarter of 1999 during which the Company sold the Mobile and Jackson regions and closed its regional offices located in New Orleans, Houston and Richmond. Revenues from these regions approximated $6.0 million in commercial revenues for 1999 with no corresponding commercial revenues in 2000; (iii) the completion of a large commercial project in early 1999 which contributed approximately $1.5 million with no corresponding revenues in 2000; and (iv) the sale of the Tustin, CA operations reduced commercial and other governmental agency revenues by $2.9 million from $4.2 million for 1999 to $1.3 million for 2000. These revenue decreases were partially off-set by an increase in commercial revenues of $2.1 million and $2.5 million for the Hercules and Santa Clarita, CA and various water/wastewater projects during 2000.

The Following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                                Year Ended December 31,
             ---------------------------------------------------------------------------------------------
                        2000                              1999                             1998
             ---------------------------      ---------------------------      ---------------------------
Non-EPA      $11,330,144            46.3%     $17,231,604            39.9%     $33,569,412            50.5%
EPA           13,111,527            53.7%      25,957,715            60.1%      32,927,870            49.5%
             -----------     -----------      -----------     -----------      -----------     -----------
Total        $24,441,671           100.0%     $43,189,319           100.0%     $66,497,282           100.0%
             ===========     ===========      ===========     ===========      ===========     ===========

         DIRECT COSTS. Direct costs were $19.9 million in 2000, down $14.0 million or 41% from $33.9 million 1999. Direct costs were equal to 81% of project revenues in 2000, as compared to 79% of project revenues in 1999. The decrease in total dollars is commensurate with the decrease in projects revenues noted above. The increase in direct costs as a percentage of revenues in 2000 results primarily from the loss of higher margin projects which were sold in the sale of the Tustin, CA operations.

         INDIRECT COSTS. Indirect project costs were $1.8 million in 2000, down $4.4 million or 71% from $6.2 million in 1999. Indirect costs were equal to 7% of project revenues in 2000, as compared to 14% of project revenues in 1999. The decrease in total dollars and the decrease as a percentage of revenue is primarily the result of the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations, but is also commensurate with the overall decrease in revenues noted above. However, these decreases were offset by retaining certain key project managers/employees whose labor costs where not chargeable to direct projects during the disruption of business from the EPA suspension in the first quarter of 2000.

         SELLING EXPENSE. Sales and marketing expenses were $0.4 million in 2000, down $1.0 million or 73% from $1.4 million in 1999. The decrease in total dollars is primarily the result of costs savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations effective April 30, 2000.

         GENERAL & ADMINISTRATIVE EXPENSE. General and administrative expenses were $2.4 million in 2000, down $1.1 million or 32% from $3.5 million in 1999. The decrease in total dollars is primarily the result of cost savings from the Restructuring Plan implemented in late 1999 and the sale of the Tustin, CA operations effective April 30, 2000.

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

          OTHER INCOME (EXPENSE). Other income, net of other expenses, was $1.4 million in 2000, up $1.9 million from a net expense of $0.4 million in 1999. The increase results primarily from the $1.3 million gain on the sale of the Tustin, CA operations and the $.2 million gain on the sale of investment property. Interest expense decreased due to lower average debt balances in 2000 compared to 1999.

         NET INCOME (LOSS). Net income for the year ended December 31, 2000 was $1.0 million compared to a net loss of $3.2 million in 1999. As discussed above, net income resulted primarily due to the cost saving from the implementation of the Restructuring Plan and the $1.3 million gain on the sale of the Tustin, CA operations.

Liquidity and Capital Resources

         The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing arrangements, and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company.

         During the third quarter of 2000, the Company experienced problems collecting on receivables from RFI and affiliated partnerships for work performed at Brownfields projects located at Santa Clarita and Hercules, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the projects, with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001 receivables from the Santa Clarita project were approximately $2 million while those arising from the Hercules project were $3.3 million for a total of $5.3 million or 74% of total accounts receivable.

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. The Company continues to pursue recovery efforts with respect to Hercules receivables (See
Item 3. Legal Proceedings and Notes G and S to the Consolidated Financial

Statements). The delay in collecting the aforementioned receivables on a timely basis has adversely effected the Company's cash flow.

         In 2001, the Company elected not to bid on a new contract with the EPA. Under terms of the prior contract, the fourth and final option year expired on January 8, 2002. The Company will complete the EPA work-orders awarded up to the date of expiration. Management believes it will require an additional six months to finish those work-orders and to complete final administrative procedures. Personnel levels will be reduced in conjunction with the completion of work-orders. The Seattle operations were closed in December 2001 with related assets disposed. For the year ended December 31, 2001, EPA revenues were approximately $12.3 million or 87% of total revenues.

         Management will attempt to replace EPA activities by focusing on water/wastewater projects, Brownfields developments, and other environmental activities. The Company has signed a pre-development agreement with a Colorado municipality to redevelop a commercial real-estate project. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. The completed project is estimated at $10 million to $20 million. Upon approval of final project plans and financing sources, the project could start as early as April or May 2002. At this time, no estimate can be made as to the amount and timing of revenues that may be afforded to the Company from this project. There can be no assurance that final redevelopment project plans or financing will be approved. In addition, there can be no assurance that this redevelopment project or any other effort will be successful in offsetting the loss of EPA revenues.

         Management believes that potential future cash flows from operations, the collection of receivables related to the Hercules project, and funds available under the $1.0 million line of credit with Compass Bank will be sufficient to fund the Company's immediate needs for working capital. In addition, management believes that it will be successful in renewing the line of credit with Compass Bank in June 2002. However, there can be no assurance that the line of credit with Compass Bank will be renewed. In the event the line of credit is not renewed and alternate financing sources cannot be found, the Company's financial position, operating activities, and liquidity could be adversely affected.

         The Company's working capital increased to $6.2 million as of December 31, 2001, up $0.5 million from $5.7 million as of December 31, 2000. The change in working capital is the net result of a decrease in current assets of $2.7 million and a decrease in current liabilities of $3.2 million. The decrease in current assets results from collections of combined receivables of $2.3 million and a decrease in cash of $0.5 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $3.1 million and short-term debt of $0.1 million.

         The Company's cash and cash equivalents decreased approximately $0.5 million to $0.5 million at December 31, 2001 from $1.0 million at December 31, 2000. The decrease in cash and cash equivalents results from cash used in operating activities of $0.1 million as a result of net income of $0.2 million, a decrease in combined receivables of $2.0 million, $0.4 million of depreciation adjustments to net income, and a decrease in accounts payable and accrued expenses of $3.0 million. Cash used in investing activities of $0.2 million results primarily from cash paid for land under development. Cash used in financing activities of $0.2 million results primarily from payments of notes, payments related to capital leases, and the repurchase of the Company's common stock.

                  DEBT FINANCING. In December 2001, the Company renewed a $1 million revolving line of credit with Compass Bank secured by the assets of the Company. Compass Bank must approve any borrowings on the line of credit. Interest only payments beginning January 9, 2002 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on June 9, 2002. The interest rate is the prime rate as published in the Wall Street

Journal plus 1%. The line of credit requires the Company to maintain certain net worth and financial ratios. At December 31, 2001, there were no principal or interest amounts due under the line of credit and the Company was in compliance with all covenants. In addition, as of December 31, 2001, there were no outstanding amounts due under capital leases; nor does the Company have any liability or related risk with any "off-balance sheet financing arrangements".

         In July 2001, the Company financed its insurance premiums over the next year by issuing a subordinated note, with monthly payments of approximately $25,000 through March 2002. The note bears interest at 9.0% and matures in March 2002.

         EQUITY FINANCING. In August 1998, the Company completed a private financing, raising $1.9 million of net proceeds in a placement of convertible preferred stock and warrants. The preferred shares could be converted into shares of the Company's common stock at a 15 percent discount to the price of the common shares at the time of conversion with a maximum conversion price of $3.35. An aggregate of three-year warrants to purchase 35,000 shares of the Company's common stock at a price of $3.00 per share was also issued. A total of 430 shares of the preferred securities were converted into 472,803 shares of common stock by the holders. In January 1999, the Company redeemed the remaining 1,570 preferred shares for $1.9 million in cash. The warrants expired on December 31, 2001.

         In December 1998, the Company sold all of the outstanding stock of WQM for $12.5 million to AquaSource Services and Technologies, Inc. On the date of closing, $11.3 million was paid in cash, $1.3 million was received in January 1999 and another $0.5 million was received as part of the Settlement Agreement in March 2000.

         CAPITAL COMMITMENTS. The Company has a lease for its existing facility with such lease expiring in May, 2004. Monthly rentals currently are approximately $14,129 in the aggregate. Management anticipates some capital expenditures in 2002 which may be funded from working capital, term loans and/or equipment leases.

         COMMONS STOCK DIVIDEND POLICY. Since the capitalization of the Company in 1995, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock. Future earnings, if any, are expected to be retained for the development of the business of the Company.

        STOCK REPURCHASE PLAN. In December 2000, the Company implemented a Stock Repurchase Plan, allowing for the repurchase of up to 100,000 shares of the Company's outstanding common stock. Repurchases were made from time to time in the open market or through negotiated transactions depending on market conditions. Such repurchases were made only through brokers and were subject to volume, price, and other limitations in order to comply with applicable Securities and Exchange Commission provisions regarding stock repurchases. All common shares repurchased were retired. As of December 31, 2000, the Company had repurchased 7,200 shares of the Company's common stock at a weighted average price of $0.51 per share which includes associated broker fees and commissions. During 2001, the Company repurchased 92,800 shares of the Company's common stock at a weighted average price of $0.53 per share which includes associated broker fees and commissions, thereby completing the terms of the Stock Repurchase Plan.


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

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 7, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       The following financial statements are filed
                           herewith:

                                                                    PAGES
                                                                  ----------
Report of Independent Certified Public Accountants                F-1 -  F-2
Consolidated Balance Sheets                                       F-3 -  F-4
Consolidated Statements of Operations                                    F-5
Consolidated Statements of Stockholders' Equity                          F-6
Consolidated Statements of Cash Flows                             F-7 -  F-8
Notes to Consolidated Financial Statements                        F-9 - F-28

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

     10.7        Line of Credit with Compass Bank                       Filed herewith electronically

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

                                       CET ENVIRONMENTAL SERVICES, INC.


Dated:  April 9, 2002                  By  /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

           Signature                                Capacity                       Date
           ---------                                --------                       ----
/s/ Steven H. Davis                         President,                         April 9, 2002
---------------------------------           Chief Executive Officer,
Steven H. Davis                             Secretary and Director


/s/ Craig C. Barto                          Director                           April 9, 2002
---------------------------------
Craig C. Barto


/s/ John D. Hendrick                        Director                           April 9, 2002
---------------------------------
John D. Hendrick


/s/ George Pratt                            Director                           April 9, 2002
---------------------------------
George Pratt


/s/ Dale W. Bleck                           Chief Financial Officer            April 9, 2002
---------------------------------           and Assistant Secretary
Dale W. Bleck

CET ENVIRONMENTAL SERVICES, INC.


FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS



December 31, 2001 and 2000

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
CET Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of CET Environmental Services, Inc. as of December 31, 2001, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of CET Environmental Services, Inc. as of December 31, 2001, 2000, and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP




Denver, Colorado
January  18,  2002  (except for note T, as
                     to which the date is
                     February 20, 2002)

                        CET Environmental Services, Inc.

                           CONSOLIDATED BALANCE SHEETS


                           ASSETS

                                                              December 31,      December 31,
                                                                  2001              2000
                                                              ------------      ------------
CURRENT ASSETS:
     Cash                                                     $    469,939      $    953,641
     Accounts receivable, less allowance for
         doubtful accounts; $63,753 in 2001, and
         $164,403 in 2000                                        7,171,579         7,572,729
     Contracts in process less allowance for doubtful
         accounts of $38,944 in 2001, and $56,705 in 2000        1,751,874         3,355,603
     Retention receivable                                           65,288           268,471
     Other receivables                                              19,233           154,524
     Inventories                                                    15,838            15,317
     Land under development                                        185,350                --
     Prepaid expenses                                              228,260           306,339
                                                              ------------      ------------

                 Total current assets                            9,907,361        12,626,624
                                                              ------------      ------------

EQUIPMENT AND IMPROVEMENTS:
     Field equipment                                             1,210,037         1,432,070
     Vehicles                                                      316,494           500,447
     Furniture & fixtures                                           75,378            75,377
     Office equipment                                              421,205           537,038
     Leasehold improvements                                         49,862            49,862
                                                              ------------      ------------
                                                                 2,072,976         2,594,794
     Less allowance for depreciation and amortization           (1,267,959)       (1,301,217)
                                                              ------------      ------------

                 Equipment and improvements - net                  805,017         1,293,577

DEPOSITS                                                           123,368            38,922
                                                              ------------      ------------

                                                              $ 10,835,746      $ 13,959,123
                                                              ============      ============

        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                          CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,      December 31,
                                                                                   2001              2000
                                                                               ------------      ------------
CURRENT LIABILITIES:
     Accounts payable                                                          $  3,341,708      $  6,237,119
     Accrued expenses                                                               143,520           271,393
     Accrued contract costs                                                          49,570             8,800
     Accrued payroll and benefits                                                   101,124           227,413
     Current obligations under capital leases                                            --            51,446
     Notes payable - current                                                         98,466           116,283
                                                                               ------------      ------------

                 Total current liabilities                                        3,734,388         6,912,454


OBLIGATIONS UNDER CAPITAL LEASES                                                         --            40,149

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
     Common stock (no par value) - authorized 20,000,000 shares; 5,976,549 shares and 6,258,803 shares issued and outstanding
             in 2001 and 2000, respectively                                       8,506,007         8,629,755
     Paid-in capital                                                                104,786           104,786
     Accumulated deficit                                                         (1,509,435)       (1,728,021)
                                                                               ------------      ------------

                 Total stockholders' equity                                       7,101,358         7,006,520
                                                                               ------------      ------------

                                                                               $ 10,835,746      $ 13,959,123
                                                                               ============      ============


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                               2001              2000              1999
                                                           ------------      ------------      ------------
PROJECT REVENUE                                            $ 14,203,582      $ 24,441,671      $ 43,189,319

PROJECT COSTS:
     Direct                                                  10,469,510        19,904,402        33,909,701
     Indirect                                                 1,247,512         1,804,044         6,219,975
                                                           ------------      ------------      ------------
                                                             11,717,022        21,708,446        40,129,676
                                                           ------------      ------------      ------------

             Gross profit                                     2,486,560         2,733,225         3,059,643
                                                           ------------      ------------      ------------

OTHER OPERATING EXPENSES:
     Selling                                                    187,688           379,653         1,403,149
     General and administrative                               2,103,809         2,411,447         3,529,675
     Restructuring charge                                            --           347,257           857,469
                                                           ------------      ------------      ------------
                                                              2,291,497         3,138,357         5,790,293
                                                           ------------      ------------      ------------

             Operating income (loss)                            195,063          (405,132)       (2,730,650)
                                                           ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Loss on sales of equipment                                 (27,897)         (114,444)          (89,167)
     Gain on sale of Tustin, CA Operations                           --         1,341,449                --
     Gain on sale of property held for investment                    --           226,730                --
     Interest income (expense), net                              23,063           (18,159)         (475,504)
     Other income, net                                           28,357            10,132           118,564
                                                           ------------      ------------      ------------
                                                                 23,523         1,445,708          (446,107)
                                                           ------------      ------------      ------------

             Income (loss) before taxes on income               218,586         1,040,576        (3,176,757)
             Taxes on income                                         --                --                --
                                                           ------------      ------------      ------------
                     NET INCOME (LOSS)                     $    218,586      $  1,040,576      $ (3,176,757)
                                                           ============      ============      ============


Earnings (loss) per common share                           $       0.04      $       0.17      $      (0.51)
                                                           ============      ============      ============

Weighted average number of common shares                      6,076,872         6,275,051         6,282,346
                                                           ============      ============      ============

Earnings (loss) per common share - assuming dilution       $       0.04      $       0.17      $      (0.51)
                                                           ============      ============      ============

Weighted average number of fully diluted common shares        6,089,941         6,278,062         6,282,346
                                                           ============      ============      ============


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999

                                                Common stock                        Preferred stock
                                        ------------------------------      ------------------------------
                                           Shares            Amount            Shares            Amount
                                        ------------      ------------      ------------      ------------
Balance at December 31, 1998               6,129,271      $  8,539,716             1,710      $  1,589,102


Conversion of preferred stock                155,017           131,545              (140)         (131,545)

Redemption of preferred stock                     --                --            (1,570)       (1,457,557)

Dividends on preferred stock                      --                --                --                --

Net loss for the year                             --                --                --                --

                                        ------------      ------------      ------------      ------------
Balance at December 31, 1999               6,284,288         8,671,261                --                --


Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan            (7,200)           (3,673)               --                --

Exchanged of shareholder receivable
     for common stock                        (18,285)          (37,833)

Net income for the year

                                        ------------      ------------      ------------      ------------
Balance at December 31, 2000               6,258,803         8,629,755                --                --
                                        ------------      ------------      ------------      ------------

Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan           (92,800)          (48,748)               --                --

Repurchase & retirement of
     common stock from former
     Director of the Company                (189,454)          (75,000)               --                --
Net income for the year

                                        ------------      ------------      ------------      ------------
Balance at December 31, 2001               5,976,549      $  8,506,007                --      $         --
                                        ============      ============      ============      ============

                                                               Retained
                                                               earnings           Total
                                             Paid-in         (accumulated     stockholders'
                                             capital           deficit)           equity
                                           ------------      ------------     -------------
Balance at December 31, 1998               $    574,629      $    413,033      $ 11,116,480


Conversion of preferred stock                        --                --                --

Redemption of preferred stock                  (469,843)               --        (1,927,400)

Dividends on preferred stock                         --            (4,873)           (4,873)

Net loss for the year                                --        (3,176,757)       (3,176,757)

                                           ------------      ------------      ------------
Balance at December 31, 1999                    104,786        (2,768,597)        6,007,450


Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan                   --                --            (3,673)

Exchanged of shareholder receivable
     for common stock                                                               (37,833)

Net income for the year                                         1,040,576         1,040,576

                                           ------------      ------------      ------------
Balance at December 31, 2000                    104,786        (1,728,021)        7,006,520
                                           ------------      ------------      ------------

Repurchase & retirement of
     common stock through
     Company Stock Repurchase Plan                   --                --           (48,748)

Repurchase & retirement of
     common stock from former
     Director of the Company                         --                --           (75,000)
Net income for the year
                                                                  218,586           218,586
                                           ------------      ------------      ------------
Balance at December 31, 2001               $    104,786      $ (1,509,435)     $  7,101,358
                                           ============      ============      ============


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                                    ---------------------------------------------
                                                                        2001             2000             1999
                                                                    -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                             $   218,586      $ 1,040,576      $(3,176,757)
      Adjustments to reconcile net income to net cash (used in)
          provided by operating activities:
              Depreciation and amortization                             391,751          642,120          989,732
              Restructuring charge                                           --               --          390,324
              Provision for bad debts                                        --         (257,447)        (527,430)
              Loss on disposal of equipment                              27,897          114,444           89,167
              Gain on sale of Tustin, CA operations                          --       (1,341,449)              --
              Gain on sale of property held for investment                   --         (226,730)              --
              Changes in operating assets and liabilities:
                 Decrease (increase) in accounts receivable             401,150       (1,261,959)       6,057,335
                 Decrease (increase) in contracts in process          1,603,729       (1,522,447)       8,548,768
                 Decrease (increase) in income tax, retention
                      and other receivables                             338,474        1,599,392        1,040,654
                 Decrease (increase) in prepaid expenses                 78,079          253,476          347,112
                 Decrease (increase) in inventory and deposits          (84,967)          43,032           88,159
                 Increase (decrease) in accounts payable             (2,895,411)       1,277,386       (6,423,376)
                 Increase (decrease) in accrued expenses
                    and income taxes                                   (213,392)        (736,256)      (1,858,944)
                                                                    -----------      -----------      -----------
                        Net cash provided by (used in)
                           operating activities                        (134,104)        (375,862)       5,564,744
                                                                    -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                             (14,865)         (28,475)      (1,190,209)
      Purchase of property held for investment                               --         (665,414)              --
      Purchase of land held for development                            (185,350)              --               --
      Proceeds from sale of equipment                                    29,500           62,494          251,649
      Proceeds from sale of property held for investment                     --          892,144               --
      Proceeds from the sale of Tustin, CA operations, net                   --        1,948,072               --
      Proceeds from sale of subsidiary                                       --               --        1,250,000
                                                                    -----------      -----------      -----------
                        Net cash provided by (used in)
                             investing activities                      (170,715)       2,208,821          311,440
                                                                    -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank overdraft                                                         --         (118,348)      (1,818,393)
      Net (payments) on notes                                           (17,817)        (327,826)      (1,178,005)
      Payments on capital leases                                        (37,318)        (152,666)        (266,349)
      Net (payments) proceeds from credit line loan                          --         (818,152)        (221,773)
      Payments on repurchase of common stock                           (123,748)          (3,673)              --
      Payment of dividends on preferred stock                                --               --           (4,873)
      Net payments from related party                                        --           36,764           20,000
      Preferred stock redemption                                             --               --       (1,927,400)
                                                                    -----------      -----------      -----------
                        Net cash used in
                        financing activities                           (178,883)      (1,383,901)      (5,396,793)
                                                                    -----------      -----------      -----------


        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                    --------------------------------------
                                                                       2001           2000          1999
                                                                    ---------      ---------     ---------
                        INCREASE (DECREASE) IN CASH                  (483,702)       449,058       479,391

Cash at beginning of year                                             953,641        504,583        25,192
                                                                    ---------      ---------     ---------

Cash at end of year                                                 $ 469,939      $ 953,641     $ 504,583
                                                                    =========      =========     =========

Supplemental disclosures of cash flow information:
      Cash paid during the year
          Interest                                                  $  15,072      $  55,307     $ 482,707

Noncash investing and financing activities:
      Issuance of note payable for financing of
          insurance premiums                                        $ 228,001      $ 256,469     $ 635,709
                                                                    =========      =========     =========

      Conversion of preferred stock to common                       $      --      $      --     $ 131,546
                                                                    =========      =========     =========

      Related party receivable exchanged for common stock           $      --      $  37,833     $      --
                                                                    =========      =========     =========

      Fixed asset additions (returns) under capital leases, net     $  54,277      $ 129,606     $(215,820)
                                                                    =========      =========     =========


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ORGANIZATION AND DESCRIPTION OF COMPANY

          CET Environmental Services, Inc. (the Company) was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991, Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. The Company has two wholly-owned subsidiaries, Cleanwater Contracting, Inc., a California corporation, and Community Builders, Inc., a Colorado corporation.

          The Company provides a variety of consulting, technical and redevelopment services to resolve environmental and health risk problems in the air, water and soil. The Company has developed a broad range of expertise in non-proprietary technology-based environmental remediation and water treatment techniques for both the public and private sectors.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Consolidation

          The consolidated financial statements include the accounts of CET Environmental Services, Inc., and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

          Cash

          For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

          Contracts

          A majority of the Company's revenue has been generated from time-and-material contracts with the EPA (see Note C), whereby the Company provides services, as prescribed under the various contracts, for a specified fixed hourly rate for each type of labor hour and receives reimbursement, and sometimes a small mark-up, for material, inventories and subcontractor costs. In addition, many of the time and material contracts have a stated maximum contract price, which cannot be exceeded without an authorized change order. Revenue is recorded on time and materials contracts based upon the labor costs incurred as a percentage to estimated total labor costs on the percentage of completion method. Revenue on fixed price contracts is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         differ from estimates used. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received. Awards applicable to performance on contracts are recorded when there is sufficient information to determine an award is probable.

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

         Land under development

         Land under development consists of contaminated or other real-estate acquired at cost, including demolition, remediation, grading and other costs. It is the Company's intention to purchase and develop the above and other contaminated real estate as part of its operations. It is not possible to determine the amount of real estate, if any, that will be sold in the next year.

         Equipment and Improvements

         Equipment and improvements are recorded at cost. Depreciation and amortization are provided on a straight-line method over the following estimated useful lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

                           Description                      Depreciable life
                           -----------                      ----------------
                           Field equipment                  7 years
                           Vehicles                         5 years
                           Furniture & fixtures             5 years
                           Office equipment                 5 years

         Income Taxes

         The Company accounts for income taxes on the liability method, which requires that deferred tax assets and liabilities be recorded for expense and income items that are recognized in different periods for financial and income tax reporting purposes.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Note Payable: The carrying value approximates fair value as the interest rate at December 31, 2001 and 2000 is considered to approximate the market rate.

         Obligations Under Capital Leases: The carrying value approximates fair value as the interest rate at December 31, 2000 is considered to approximate the market rate.

         Use of Estimates

         In preparing financial statements in conformity with accounting principles, generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-lived Assets

         Financial Accounting Standards Board Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (SFAS 121), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value, less cost to sell. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         future. No impairment expense was recognized in the years ended December 31, 2001, 2000 and 1999.

         Earnings per Share

         The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS. In 1999, all options and warrants outstanding were excluded from the computation of potential common shares as the option/warrant price exceeded the average market price during the period and the Company incurred a net loss. Similarly, options of 59,600 were excluded in 2001 and 2000, and warrants of 72,925 and 107,925 were excluded in 2001 and 2000.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       2001        2000        1999
                                                     -------     -------     -------
Numerator
    Net income (loss)                                $   219     $ 1,041     $(3,177)
    Preferred stock dividends                             --          --          (5)
                                                     -------     -------     -------
    Numerator for basic earnings per share -
      income available to common stockholders            219       1,041      (3,182)

Effect of dilutive securities:
    Preferred stock dividends                             --          --          --
                                                     -------     -------     -------
    Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions                      $   219     $ 1,041     $(3,182)
                                                     =======     =======     =======

Denominator:
    Denominator for basic earnings per share -
      weighted average shares outstanding              6,077       6,275       6,282

    Effect of dilutive securities:
       Warrants                                           --          --          --
       Stock options                                      13           3          --
                                                     -------     -------     -------
       Dilutive potential common shares                   13           3          --

    Denominator for diluted earnings per share -
      adjusted weighted average share and
      assumed conversion                               6,090       6,278       6,282
                                                     =======     =======     =======
Basic earnings (loss) per share                      $  0.04     $  0.17     $ (0.51)
                                                     =======     =======     =======
Diluted earnings (loss) per share                    $  0.04     $  0.17     $ (0.51)
                                                     =======     =======     =======

         In 1999, basic earnings per share data was computed by dividing net loss, by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

         In 2001 and 2000, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         earnings per share were adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock.

         Recent Accounting Pronouncements

         There have been no recent accounting pronouncements that have had or are expected to have a material effect on the Company's financial position or results of operations.


NOTE C -- EPA SUSPENSION, LIFTING OF SUSPENSION AND CONTRACT EXPIRATION

         On August 10, 1999, the Company received a notice of suspension from the Environmental Protection Agency ("EPA"). The suspension resulted from EPA allegations that the Company engaged in intentional misconduct with respect to billing for services provided under various EPA contracts. Under the suspension, the Company was prohibited from receiving additional government contracts under the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisitions Regulations. The suspension did however allow the Company to continue performance on existing government contracts.

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

         After review of available information and consultation with its legal counsel, management believes that the allegations brought against the Company did not warrant suspension. The Company has cooperated fully in all EPA inquiries and will continue to do so if and when required.

         The fourth and final option period under the existing EPA contract expired on January 8, 2002. The Company has elected not to pursue a new contract with the EPA. The Company

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         will complete the EPA work-orders awarded up to the date of expiration. Management believes it will require an additional six months to finish those work-orders and to complete final administrative procedures. The Company's EPA operations located in Seattle were closed in December 2001 with related assets being disposed. Additional personnel levels will be reduced in conjunction with the completion of work-orders.

         EPA revenues represented approximately 87%, 54%, and 60%, respectively, of the Company's revenue for the years ended December 31, 2001, 2000, and 1999.


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

         On February 22, 2000, AquaSource and the Company signed a Settlement and Mutual Release Agreement. The Settlement Agreement instructed AquaSource to pay the Company approximately $500,000 and release all claims it has against the approximately $698,000 of retention related to a certain project that was completed by the Company. The Company has agreed to indemnify AquaSource on certain projects that have been completed by the Company, which were transferred to AquaSource as part of the sale of WQM. In addition, the Company retained $219,000 for certain amounts collected on behalf of WQM.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F -- SALE OF TUSTIN, CA OPERATIONS

         On April 30, 2000, the Company entered into an Asset Purchase Agreement with Cape Environmental Management, Inc. ("CEM") to sell certain assets and assign certain contracts and liabilities associated with its Tustin, CA operations for $2,100,000. The net book value of the assets sold and liabilities assumed were $606,623. The Company recorded a gain of $1,341,449 with net cash proceeds of $1,948,072 on the sale. In connection with the sale of assets, the Company entered into a non-compete agreement which prohibits it from providing remediation services to the Department of Defense, with certain limited exceptions, for a period of four years from April, 2000.


NOTE G -- SIGNIFICANT CUSTOMERS

         A significant portion of the Company's business was from contracts with the EPA. As of December 31, 2001 and 2000, the balance of accounts receivable from the EPA was $1,737,993 and $1,880,077, respectively. Revenue from the EPA in 2001, 2000, and 1999 amounted to approximately $12 million, $13 million, and $26 million, or 87%, 54%, and 60% of annual gross revenues, respectively. The Company elected not to pursue a new EPA contract and the existing contract expired on January 8, 2002 (see Note C and S).

         Contracts in process consist of the following at December 31:

                                  2001           2000
                               ----------     ----------
Government - EPA contracts     $1,440,179     $3,137,450
Non-EPA contracts                 311,695        218,153
                               ----------     ----------

         Total                 $1,751,874     $3,355,603
                               ==========     ==========

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

         The Company performed work for two Brownfield projects located in Hercules and Santa Clarita, CA. Revenues from these projects in 2000 and 1999 amounted to approximately

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         $7.8 million and $2.2 million, or 32% and 5% of annual gross revenues. During the third quarter of 2000, the Company experienced problems collecting on receivables from Remediation Financial, Inc. ("RFI"), and its affiliated partnerships Santa Clarita, LLC and LCRI Investments, LLC the developers of the two Brownfield projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both projects with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2000, the Company had receivables of $2,061,362 for the Santa Clarita project and $3,668,329 for the Hercules project. These amounts represent $5,729,691 for 76% of accounts receivable at December 31, 2000. At December 31, 2001, the Company had receivables of $2,021,164 for the Santa Clarita project and $3,313,575 for the Hercules project. These amounts represent $5,334,739 or 74% of accounts receivable at December 31, 2001. In February, 2002, the Company entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million. The Company has a secured lien on the Hercules property and management believes it will recover most, if not all, of the related receivables. However, failure to collect this receivable will have a material adverse effect on the financial position and operations of the Company. Additionally, the continued delay in collecting the receivable has an adverse effect on the cash flow of the Company. See Note S regarding legal actions that have been taken in response to non-payment by RFI and affiliated partners of the above-mentioned receivable balance.

         The total value of the receivables related to these two Brownfields projects at December 31, 2001 was $5.3 million. At September 30, 2001, the Company reported the value of these receivables at $6.2 million. The lower value at 2001 year-end stems from non-cash adjustments to reflect payments made directly to the Company's subcontractors by RFI and/or affiliated partnerships, none of which had an adverse impact on the Company's financial statements.

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

         During 2001, equipment dispositions and write-offs consisted of $55,142 of net equipment disposals for cash proceeds of $29,500 and $54,273 of leased equipment returns. The

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Company recorded a loss of $25,642 on the disposals plus an additional loss of $2,255 for leased equipment returns.


NOTE I -- CAPITAL LEASES

         Vehicles and equipment recorded under capital leases consist of the following at December 31:

                                      2001          2000
                                  -----------     ---------
Vehicles                          $        --     $ 148,052
Equipment                                  --        32,736
                                  -----------     ---------
                                           --       180,788
Less accumulated depreciation              --       (86,061)
                                  -----------     ---------
        Total                     $        --     $  94,727
                                  ===========     =========


NOTE J -- RELATED PARTY TRANSACTIONS

         In 1997, the Company made advances to a former officer, director, and shareholder of the Company. The balance due was $104,036 consisting of principal and interest at December 31, 1999. In March 2000, a $36,764 cash payment was received and applied against the outstanding principal on the loan. On July 1, 2000, 18,285 shares of the Company's common stock were received in settlement of the remaining principal of $37,833. As part of the settlement, the Company wrote off $29,440 of interest related to the loan. The company has retired the shares of common stock.


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

         On January 27, 2000 the Company completed the terms of repayment under the Agreement and all security interests in the Company's assets were released.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 2001, the Company renewed a $1 million revolving line of credit with Compass Bank secured by the assets of the Company. Compass Bank must approve any borrowings on the line of credit. Interest only payments beginning January 9, 2002 and continuing at monthly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on June 9, 2002. The interest rate is the prime rate as published in the Wall Street Journal plus 1%. The line of credit requires the Company to maintain certain net worth and financial ratios. At December 31, 2001, there were no principal or interest amounts due under the line of credit and the Company was in compliance with all covenants.

         Notes payable consists of the following at December 31:

                                                          2001         2000
                                                        --------     --------
Note payable for annual insurance premium, interest
at 9.70%, with monthly payments of approximately
$29,000, due March 31, 2001                             $     --     $116,283

Note payable for annual insurance premium, interest
at 9.0%, with monthly payments of approximately
$25,088, due March 2002                                 $ 98,466     $     --
                                                        --------     --------
                                                          98,466      116,283
Less current portion                                      98,466      116,283
                                                        --------     --------
                                                        $     --     $     --
                                                        ========     ========



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

         The holders of 4% convertible preferred stock received dividends, paid quarterly, from September 30, 1998 through March 31, 1999.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In connection with this offering, the Company issued warrants to the representatives of the underwriters in this offering to purchase up to 35,000 shares of the Company's common stock at $3.00 per share. The warrants expired on December 31, 2001.

         In January 1999, the Company redeemed the remaining shares of Preferred Stock for $1,927,400 plus $4,873 of unpaid dividends through the date of redemption.

         On July 1, 2000, a former officer and shareholder of the Company, exchanged 18,285 shares of the Company's common stock in settlement of $37,833 of loan principal. The Company has retired these shares.

         On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. Initially, the Company purchased 189,454 shares for $75,000. The remaining 442,060 shares will be purchased for a maximum of $175,000, the payment of which is contingent upon receipt of the $5.3 million of past due receivables from RFI. Under the terms of the agreement, 5% of the proceeds from RFI as collected, up to the maximum of $175,000, will be applied to the purchase of the stock (See Note T).

NOTE M -- STOCK REPURCHASE PLAN

         In December 2000, the Company implemented a Stock Repurchase Plan, allowing for the repurchase of up to 100,000 shares of the Company's outstanding common stock. Repurchases were made from time to time in the open market or through negotiated transactions depending on market conditions. Such repurchases were made only through brokers and were subject to volume, price and other limitations in order to comply with applicable Securities and Exchange Commission provisions regarding stock repurchases. All common shares repurchased were retired. At December 31, 2000, the Company had repurchased 7,200 shares of the Company's common stock at a weighted average price of $0.51 per share which includes associated broker fees and commissions. During 2001, the Company repurchased 92,800 shares of the Company's common stock at a weighted average price of $0.53 per share which includes associated broker fees and commissions, thereby completing the terms of the Stock Repurchase Plan.


NOTE N -- PROFIT SHARING AND 401(K) PLAN

         The Company maintains a Profit Sharing and a 401(k) Plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan allows participants to make pretax contributions and the Company is required to match 25% of the first 6% of all elective

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         deferrals. The profit sharing portion of the Plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

         The Company's matching 401(k) contributions required by the 401(k) plan were $13,925, $30,625, and $79,289 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company has not made any discretionary contributions under the profit sharing portion of the Plan.


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

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          2001              2000              1999
                                     -------------     -------------     -------------
Net income (loss)
As reported                          $     218,586     $   1,040,576     $  (3,176,757)
Pro forma                            $     166,308     $     974,693     $  (3,236,694)

Earnings (loss) per common share
As reported                          $         .04     $         .17     $        (.51)
Pro forma                            $         .03     $         .16     $        (.52)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 2000 and 1999: no expected dividends; expected volatility of 100% and 84.1%, respectively; risk-free interest rate of 6.625% and 6.0%, respectively; and expected lives of 7 and 10 years, respectively. There were no grants of stock options in 2001.

         A summary of the status of the Plan follows:

                                                                Weighted
                                                             average exercise
                                            Shares           price per share
                                           --------          ----------------
Outstanding at December 31, 1998            112,100               5.08
                                           --------             ------

Total exercisable at December 31, 1998       51,950             $ 4.75
                                           ========             ======

Outstanding at January 1, 1999              112,100             $ 5.08
Granted                                     220,500               1.64
Exercised                                        --                 --
Canceled                                   (138,000)              4.41
                                           --------             ------

Outstanding at December 31, 1999            194,600               1.98
                                           --------             ------

Total exercisable at December 31, 1999       56,800             $ 2.46
                                           ========             ======

Outstanding at January 1, 2000              194,600             $ 1.98
Granted                                      65,000                .44
Exercised                                        --                 --
Canceled                                   (135,000)              1.73
                                           --------             ------

Outstanding at December 31, 2000            124,600              1 .43
                                           --------             ------

Total exercisable at December 31, 2000       51,600             $ 2.27
                                           ========             ======

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Weighted
                                                            average exercise
                                            Shares          price per share
                                           -------          ----------------
Outstanding at January 1, 2001             124,600               $  1.43
Granted                                         --                    --

Exercised                                       --                    --
Canceled                                        --                    --
                                           -------               -------
Outstanding at December 31, 2001           124,600                  1.43
                                           -------               -------

Total exercisable at December 31, 2001      73,400               $  1.93
                                           =======               =======

         Weighted average fair value of options granted during the year ended December 31, 2000 and 1999 is $0.37 and $1.42 per share, respectively. There were no options granted in 2001.

         The following information applies to options outstanding at December 31, 2001:

                                      Options Outstanding                           Options Exercisable
                       -----------------------------------------------        ------------------------------
                                           Weighted
                                            average         Weighted                              Weighted
                                           remaining        average                                average
                         Number           contractual       exercise            Number            exercise
                       outstanding        life (years)        price           exercisable           price
                       -----------        ------------     -----------        -----------        -----------
Range of
exercise prices
---------------
$0.44 - $0.66               65,000              8.9        $      0.44             26,000        $      0.44
$1.30 - $1.95               30,500             7.22        $      1.57             18,300        $      1.57
$3.00 - $4.50               29,100             3.82        $      3.50             29,100        $      3.50
                       -----------                                            -----------

                           124,600                                                 73,400
                       ===========                                            ===========

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P -- TAXES ON INCOME

       The provision (benefit) for taxes on income includes the following for the year ended December 31:

                          2001                  2000                  1999
                    --------------        --------------        --------------
CURRENT
     Federal        $           --        $           --        $           --
     State                      --                    --                    --
                    --------------        --------------        --------------
                                --                    --                    --
                    --------------        --------------        --------------

DEFERRED
     Federal        $           --        $           --        $           --
     State                      --                    --                    --
                    --------------        --------------        --------------
                                --                    --                    --
                    --------------        --------------        --------------
Total               $           --        $           --        $           --
                    ==============        ==============        ==============

         A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                         2001                2000                1999
                                      -----------         -----------         -----------
Provision (benefit) for income
   taxes at statutory rate            $    74,300         $   356,300         $(1,112,000)
Change in valuation reserve                16,400             (15,900)            764,000
Use of operating loss carry
   forwards                               (46,800)           (359,500)                 --
Stock options                                  --                  --               1,000
Other                                      13,200              19,900              26,000
Change in prior year estimate             (57,100)               (800)            321,000
                                      -----------         -----------         -----------
                                      $        --         $        --         $        --
                                      ===========         ===========         ===========

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred tax assets and liabilities consist of the following at December 31:

                                           2001                2000
                                       -----------         -----------
Alternative minimum tax credit         $   127,400         $        --
Allowance for doubtful accounts             39,000              84,000
Other reserves                              12,300              31,000
NOL carryforward                           871,500           1,169,600
Other                                     (123,400)           (374,000)
                                       -----------         -----------
                                           926,800             910,600
Valuation reserve                         (926,800)           (910,600)
                                       -----------         -----------
                                       $        --         $        --
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

         The following is a summary at December 31, 2001, of the future minimum rents due under noncancelable operating leases:

Year ending December 31,
------------------------
         2002                          $   169,557
         2003                              170,104
         2004                               50,200
         2005                                   --
         2006                                   --
                                        ----------
         Total                          $  389,861
                                        ==========

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Total rent expense under operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $217,573, $359,385, and
         $670,179, respectively.


NOTE R-- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

         The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

           2001                  Carrying amount   Estimated fair value
           ----                  ---------------   --------------------
Cash                                 $469,939           $469,939
Other receivables                      19,233             19,233
Note payable                           98,466             98,466
Capitalized lease obligations              --                 --

           2000                  Carrying amount   Estimated fair value
           ----                  ---------------   --------------------
Cash                                 $953,641           $953,641
Other receivables                     154,524            154,524
Note payable                          116,283            116,283
Capitalized lease obligations          91,595             91,595


NOTE S -- CONTINGENCIES

         On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of a previously filed mechanics' lien/lien release bond against Santa Clarita, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. In February, 2002, the Company entered into a settlement agreement under which it received $2.1 million (See Note G).

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. The Company and LCRI Investments are engaged in arbitration proceedings. The amount of unpaid invoices is approximately $3.3 million. Based on the secured deed of trust, the Company believes it will prevail in this action and will recover most, if not all, amounts due the Company (Also, see Note G).

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of December 31, 2001, LCRI Investment, LLC was in default on their 2001 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the focus of the investigation appears to involve labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. To date, no claims have been made against the Company. In addition, independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. No loss provision has been made at December 31, 2001 as a result of the investigation as the probable outcome is unknown.

         The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations, and liquidity of the Company.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE T -- SUBSEQUENT EVENTS

         In February, 2002, the Company and RFI and its affiliated partnerships entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million (See Notes G and S).

         In February, 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partnerships, the Company purchased 218,757 shares of common stock from a former Director and Executive Vice President for $86,600 or $0.395 per share (See Note L).

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

     10.7        Line of Credit with Compass Bank                       Filed herewith electronically

      21         Subsidiaries of the Registrant                         Filed herewith electronically

      23         Consent of Grant Thornton LLP                          Filed herewith electronically