Form 10QSB
period 2002-03-31
CET ENVIRONMENTAL SERVICES INC
filed 2002-05-14
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 2002


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
                                                             ------    -----

As of May 1, 2002, 5,757,792 shares of common stock, no par value per share, were outstanding.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                   MARCH 31,
                                                                                     2002             DECEMBER 31,
                                          ASSETS                                  (UNAUDITED)             2001
                                                                                  ------------        ------------

CURRENT ASSETS:

         Cash .............................................................       $  1,853,273        $    469,939
         Accounts receivable, less allowance for doubtful accounts of
             $48,545 in 2002 and $63,753 in 2001 ..........................          4,469,055           7,171,579

         Contracts in process, less allowance for doubtful accounts of
             $8,944 in 2002 and $38,944 in 2001 ...........................            259,980           1,751,874

         Retention receivable .............................................             70,252              65,288
         Other receivables ................................................            227,104              19,233
         Inventories ......................................................             15,372              15,838
         Land under development ...........................................            261,273             185,350
         Prepaid expenses .................................................            155,662             228,260
                                                                                  ------------        ------------
                  Total Current Assets ....................................          7,311,971           9,907,361
                                                                                  ------------        ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ..................................................            216,705           1,210,037
         Vehicles .........................................................            316,494             316,494
         Furniture & fixtures .............................................             75,378              75,378
         Office equipment .................................................            421,205             421,205
         Leasehold improvements ...........................................             49,862              49,862
                                                                                  ------------        ------------
                                                                                     1,079,644           2,072,976
         Less allowance for depreciation and amortization .................           (865,757)         (1,267,959)
                                                                                  ------------        ------------
                  Equipment and improvements, net .........................            213,887             805,017
                                                                                  ------------        ------------

OTHER ASSETS:
         Deposits .........................................................             13,505             123,368
                                                                                  ------------        ------------

                                                                                  $  7,539,363        $ 10,835,746
                                                                                  ============        ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,
                                                                                     2002            DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                    (UNAUDITED)             2001
                                                                                 ------------        ------------

CURRENT LIABILITIES:
         Accounts payable ................................................       $  1,090,833        $  3,341,708
         Accrued expenses ................................................            351,319             143,520
         Accrued contract costs ..........................................                 --              49,570
         Accrued payroll and benefits ....................................            125,974             101,124
         Notes payable - current .........................................             24,893              98,466
                                                                                 ------------        ------------
                  Total current liabilities ..............................          1,593,019           3,734,388
                                                                                 ------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES ...................................                 --                  --

STOCKHOLDERS' EQUITY:

         Common stock (no par value) - authorized 20.0 million shares;
             5,757,792 and 5,976,549 shares issued and outstanding in 2002
             and 2001, respectively ......................................          8,419,407           8,506,007

         Paid-in capital .................................................            104,786             104,786

         Accumulated deficit .............................................         (2,577,849)         (1,509,435)
                                                                                 ------------        ------------

                  Total stockholders' equity .............................          5,946,344           7,101,358
                                                                                 ------------        ------------

                                                                                 $  7,539,363        $ 10,835,746
                                                                                 ============        ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          QUARTER ENDED
                                                                                  --------------------------------
                                                                                    MARCH 31,          MARCH 31,
                                                                                      2002               2001
                                                                                  ------------        ------------

PROJECT REVENUE ...........................................................       $  1,032,274        $  4,066,120

PROJECT COSTS:
         Direct ...........................................................            771,729           3,242,606
         Indirect .........................................................            246,395             269,888
                                                                                  ------------        ------------
                                                                                     1,018,124           3,512,494
                                                                                  ------------        ------------
                  Gross profit ............................................             14,150             553,626
                                                                                  ------------        ------------

OPERATING EXPENSES:
         Selling ..........................................................             33,591              39,102
         General and administrative .......................................            665,945             530,418
                                                                                  ------------        ------------
                                                                                       699,536             569,520
                                                                                  ------------        ------------
                  Operating loss ..........................................           (685,386)            (15,894)
                                                                                  ------------        ------------

OTHER INCOME (EXPENSE):
         Loss on sale of equipment ........................................           (383,761)             (2,026)
         Interest income (expense), net ...................................               (269)             10,406
         Other income (expense) ...........................................              1,002              19,006
                                                                                  ------------        ------------
                                                                                      (383,028)             27,386
                                                                                  ------------        ------------
                  Income (loss) before income taxes .......................         (1,068,414)             11,492
                                                                                  ------------        ------------

                  Provision for income taxes ..............................                 --                  --

                                                                                  ------------        ------------
NET INCOME (LOSS) .........................................................       $ (1,068,414)       $     11,492
                                                                                  ============        ============

Earnings (loss) per common share ..........................................       $      (0.18)       $       0.00
                                                                                  ============        ============
Weighted average number of common shares outstanding ......................          5,847,725           6,254,562
                                                                                  ============        ============

Earnings (loss) per common share - assuming dilution ......................       $      (0.18)       $       0.00
                                                                                  ============        ============
Weighted average number of fully diluted common shares outstanding ........          5,847,725           6,274,319
                                                                                  ============        ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          QUARTER ENDED
                                                                                                ---------------------------------
                                                                                                   MARCH 31,           MARCH 31,
                                                                                                     2002                2001
                                                                                                 ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) .................................................................     $ (1,068,414)       $     11,492
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization ............................................           64,869             108,043
                  Loss on disposal of equipment ............................................          383,761               2,026
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ......................        2,702,524          (1,230,296)
                           Decrease (Increase) in contracts in process .....................        1,491,894           1,822,090
                           Decrease (Increase) in income tax, retention and other
                                   receivables .............................................          (70,335)            (73,605)
                           Decrease (Increase) in prepaid expenses .........................           72,598              98,385
                           Decrease (Increase) in inventory and deposits ...................          110,329               2,936
                           Increase (decrease) in accounts payable .........................       (2,250,875)           (388,540)
                           Increase (decrease) in accrued expenses and income taxes ........          183,079            (169,994)
                                                                                                 ------------        ------------
                           Net cash provided by (used in) operating activities .............        1,619,430             182,537
                                                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Land under development ............................................................          (75,923)                 --
                                                                                                 ------------        ------------
                           Net cash provided by (used in) investing activities .............          (75,923)                 --
                                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on notes .................................................................          (73,573)            (86,860)
         Payments on capital lease obligations .............................................               --             (24,192)
         Payments on repurchases of common stock ...........................................          (86,600)             (8,504)
                                                                                                 ------------        ------------
                  Net cash provided by (used in) financing activities ......................         (160,173)           (119,556)
                                                                                                 ------------        ------------

         INCREASE (DECREASE) IN CASH .......................................................        1,383,334              62,981

         Cash at the beginning period ......................................................          469,939             953,641
                                                                                                 ------------        ------------

         Cash at end of period .............................................................     $  1,853,273        $  1,016,622
                                                                                                 ============        ============


Noncash investing and financing activities:
         Note receivable given in exchange for equipment ...................................     $    142,500        $         --
                                                                                                 ============        ============



        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2002, basic earnings per share data was computed by dividing net loss by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

         In 2001, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of potentially dilutive securities including stock options and warrants to purchase common stock.

NOTE 3. ACCOUNT RECEIVABLE -- REMEDIATION FINANCIAL, INC. -- During the third quarter of 2000, the Company experienced problems collecting receivables from Remediation Financial, Inc. ("RFI"), and its affiliated partnerships Santa Clarita, LLC and LCRI Investments, LLC the developers of the two Brownfield projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both projects with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001, the Company had receivables of $2,021,164 for the Santa Clarita project and $3,313,575 for the Hercules project. In February, 2002, the Company entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million. At March 31, 2002, the Company had a receivable of $3,234,738 for the Hercules project. This amount represents 72% of accounts receivable at March 31, 2002. The Company has a secured lien on the Hercules property and management believes it will recover most, if not all, of the related receivables. However, failure to collect this receivable will have a material adverse effect on the financial position and operations of the Company. Additionally, the continued delay in collecting the receivable has an adverse effect on the cash flow of the Company. See Item 3, Legal Proceeding in the Company's filed Form 10K for the year ended December 31, 2001 regarding legal actions taken against RFI and its affiliated partners for the Hercules, CA project. There has been no significant progress in the collection of this account receivable since year-end 2001.

NOTE 4. EQUIPMENT DISPOSITIONS -- During the first quarter 2002, field equipment dispositions consisted of $526,261 of net equipment disposals for proceeds of $142,500 which consisted of a note with a lump sum payment due in June 2002. The Company recorded a loss of $383,761 on the equipment disposition.

NOTE 5. STOCK REPURCHASE -- On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. Initially, the Company purchased 189,454 shares for $75,000. The remaining 442,060 shares would be purchased for a maximum of $175,000, the payment would be contingent upon receipt of the $6.2 million of past due receivables from RFI and its affiliated partners. Under the terms of the agreement, 5% of the proceeds from RFI as collected, up to the maximum of $175,000, would be applied to the purchase of the stock. In February 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partners, the Company purchased 218,757 shares of common stock for $86,600 or $0.395 per share.

NOTE 6. CONTINGENCIES -- On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of a previously filed mechanics' lien/lien release bond against Santa Clarita, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. In February, 2002, the Company entered into a settlement agreement under which it received $2.1 million (See Note 3. Accounts Receivable - Remediation Financial, Inc.).

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. The Company and LCRI Investments are engaged in arbitration proceedings. The amount of unpaid invoices is approximately $3.3 million. Based on the secured deed of trust, the Company believes it will prevail in this action and will recover most, if not all, amounts due the Company (See Note G to the Company's filed Form 10K for the year ended December 31, 2001).

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of March 31, 2002, LCRI Investment, LLC was in default on their 2001 and 2002 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the focus of the investigation appears to involve labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. To date, no claims have been made against the Company. In addition, independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. No loss provision has been made at March 31, 2002 as a result of the investigation as the probable outcome is unknown.

         The Company is party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations, and liquidity of the Company.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         PROJECT REVENUE. Project revenues were $1.0 million in 2002, down $3.1 million from $4.1 million in 2001. The decrease in revenues largely reflects the substantial completion of work orders from the EPA. The Company's contract with the EPA expired on January 8, 2002 and EPA related revenues were only $335,000 during the period, as compared with $3.7 million in the first quarter of 2001. The reduction in EPA revenues were partially offset with increases in water/waste water revenues of $0.2 million and other commercial revenues of $0.2 million over the year earlier period.

         DIRECT COSTS. Direct costs were $0.8 million in 2002, down $2.5 million from $3.2 million in 2001. The decrease in total dollars is commensurate with the decrease in project revenues noted above. As a percentage of revenues, direct costs for 2002 were 75%, down from 80% in 2001. The decrease is the result of approximately $224,000 of direct cost savings due from negotiated settlements with the Company's vendors. Without these vendor settlements, direct costs for 2002 would have been 96%. This increase, over the year earlier period, is due from EPA revenues that were comprised primarily of trailing costs, which by their nature, have no profit margin. In addition, two water/wastewater projects during the period incurred difficulties that nearly eliminated anticipated profit margins.

         INDIRECT COSTS. Indirect project costs were $246,000 in 2002, a slight decrease of $24,000 from $270,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 24%, up from 7% in 2001. The increase is the result of costs incurred to close-out the EPA contract which expired on January 8, 2002.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $700,000 in 2002, up $130,000 from $570,000 in 2001.
This increase is the result of additional legal expenses relating to the RFI and its affiliated partners litigation and employee severance costs as a result of the EPA contract expiration.

         OTHER INCOME (EXPENSE). Other expenses, net of other income, amounted to a net loss of $383,000, the bulk of which arose from the loss on equipment dispositions of $384,000. In the year earlier period, other income of $19,000 and interest income of $10,000, net of other expenses, resulted in other income of $27,000.

         NET INCOME (LOSS). A Net loss of $1,068,414 was recorded during the current period compared to the net income of $11,492 for the year earlier period. The loss in 2002 was the result of the expiration of the EPA contract and reduced profit margins on the water/waste water projects.

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

         During the third quarter of 2000, the Company experienced problems collecting receivables from RFI and its affiliated partnerships for work performed at Brownfields projects located at Santa Clarita and Hercules, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the projects, with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001 receivables from the Santa Clarita project were approximately $2.0 million while those arising from the Hercules project were $3.3 million for a total of $5.3 million or 74% of total accounts receivable.

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. The Company continues to pursue recovery efforts with respect to Hercules receivables (See
Item 3. Legal Proceedings and Notes G and S to the Consolidated Financial Statements in the Company's filed Form 10K for the year ended December 31,
2001). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

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

         Management will attempt to replace EPA activities by focusing on water/wastewater projects, Brownfields developments, and other environmental activities. The Company has signed a pre-development agreement with a Colorado municipality to redevelop a commercial real-estate project. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. The completed project is estimated at $10 million to $20 million and the Company is currently negotiating financing for this project. At this time, no estimate can be made as to the amount and timing of revenues. At best, the projects are anticipated to generate nominal, if any, revenues for the current year. There can be no assurance that final redevelopment project plans or financing will be approved. In addition, there can be no assurance that this redevelopment project or any other effort will be successful in offsetting the loss of EPA revenues.

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

         The Company's working capital decreased to $5.7 million as of March 31, 2002, down $0.5 million from $6.2 million as of December 31, 2001. The change in working capital is the net result of a decrease in current assets of $2.6 million and a decrease in current liabilities of $2.1 million. The decrease in current assets results from collections of combined receivables of $4.2 million and a increase in cash of $1.4 million and a combined other current assets of $0.2 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $2.0 million and notes of $0.1 million.

         The Company's cash and cash equivalents increased approximately $1.4 million to $1.9 million at March 31, 2002 from $0.5 million at December 31, 2001. The increase in cash and cash equivalents results from cash provided by operating activities of $1.6 million as a result of a net loss of $1.1 million, a decrease in combined receivables of $4.2 million, $0.1 million increase in combined other current assets, $0.4 million of depreciation and loss on disposal adjustments to net income, and a decrease in accounts payable and accrued expenses of $2.0 million. Cash used in investing activities of $0.1 million results primarily from cash paid for land under development. Cash used in financing activities of $0.2 million results primarily from payments of notes and the repurchase of the Company's common stock.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of mechanics' lien/lien release bond against Santa Clarita, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. In early February 2002, the Company entered into a settlement agreement under which it received a total of $2.1 million, which approximates the value of the receivables related to the project.


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



                              CET ENVIRONMENTAL SERVICES, INC.



Dated:  May 13, 2002          By:           /s/ Steven H. Davis
                                   --------------------------------------------
                                   Steven H. Davis, President, and Chief
                                   Executive Officer



                              By:           /s/ Dale W. Bleck
                                   --------------------------------------------
                                   Dale W. Bleck, Chief Financial Officer