Form 10QSB
period 2002-06-30
CET ENVIRONMENTAL SERVICES INC
filed 2002-08-09
CIK 944627

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2002


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

As of August 1, 2002, 5,757,792 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,
                                                                                 2002          DECEMBER 31,
                                          ASSETS                             (UNAUDITED)           2001
                                                                             ------------      ------------

CURRENT ASSETS:
         Cash ..........................................................     $  1,556,672      $    469,939
         Accounts receivable, less allowance for doubtful accounts of
             $48,595 in 2002 and $63,753 in 2001 .......................        3,495,978         7,171,579

         Contracts in process, less allowance for doubtful accounts of
             $8,944 in 2002 and $38,944 in 2001 ........................           73,505         1,751,874

         Retention receivable ..........................................           90,097            65,288
         Other receivables .............................................          165,819            19,233
         Inventories ...................................................           15,371            15,838
         Land under development ........................................          542,726           185,350
         Prepaid expenses ..............................................           68,006           228,260
                                                                             ------------      ------------
                  Total Current Assets .................................        6,008,174         9,907,361
                                                                             ------------      ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ...............................................          209,625         1,210,037
         Vehicles ......................................................          311,199           316,494
         Furniture & fixtures ..........................................           75,378            75,378
         Office equipment ..............................................          425,643           421,205
         Leasehold improvements ........................................           24,931            49,862
                                                                             ------------      ------------
                                                                                1,046,776         2,072,976
         Less allowance for depreciation and amortization ..............         (876,230)       (1,267,959)
                                                                             ------------      ------------
                  Equipment and improvements, net ......................          170,546           805,017
                                                                             ------------      ------------

OTHER ASSETS:
         Deposits ......................................................           13,505           123,368
                                                                             ------------      ------------

                                                                             $  6,192,225      $ 10,835,746
                                                                             ============      ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,
                                                                                     2002           DECEMBER 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                    (UNAUDITED)           2001
                                                                                 ------------      ------------
CURRENT LIABILITIES:
         Accounts payable ..................................................     $    864,622      $  3,341,708
         Accrued expenses ..................................................           77,663           143,520
         Accrued contract costs ............................................               --            49,570
         Accrued payroll and benefits ......................................           20,556           101,124
         Notes payable - current ...........................................               --            98,466
                                                                                 ------------      ------------
                  Total current liabilities ................................          962,841         3,734,388
                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES .....................................               --                --

STOCKHOLDERS' EQUITY:

         Common stock (no par value) - authorized 20.0 million shares;
             5,757,792 and 5,976,549 shares issued and outstanding in 2002
             and 2001, respectively ........................................        8,419,407         8,506,007

         Paid-in capital ...................................................          104,786           104,786

         Accumulated deficit ...............................................       (3,294,809)       (1,509,435)
                                                                                 ------------      ------------

                  Total stockholders' equity ...............................        5,229,384         7,101,358
                                                                                 ------------      ------------

                                                                                 $  6,192,225      $ 10,835,746
                                                                                 ============      ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                         ----------------------------
                                                                          JUNE 30,         JUNE 30,
                                                                            2002             2001
                                                                         -----------      -----------
PROJECT REVENUE ....................................................     $   547,858      $ 2,508,618

PROJECT COSTS:
         Direct ....................................................         723,370        1,574,179
         Indirect ..................................................         126,203          403,450
                                                                         -----------      -----------
                                                                             849,573        1,977,629
                                                                         -----------      -----------
                  Gross profit (loss) ..............................        (301,715)         530,989
                                                                         -----------      -----------

OPERATING EXPENSES:
         Selling ...................................................          27,730           54,998
         General and administrative ................................         395,021          479,949
                                                                         -----------      -----------
                                                                             422,751          534,947
                                                                         -----------      -----------
                  Operating loss ...................................        (724,466)          (3,958)
                                                                         -----------      -----------

OTHER INCOME (EXPENSE):
         Loss on sale of equipment .................................             861           13,480
         Interest income (expense), net ............................           6,557            4,267
         Other income (expense) ....................................              88            2,561
                                                                         -----------      -----------
                                                                               7,506           20,308
                                                                         -----------      -----------
                  Income (loss) before income taxes ................        (716,960)          16,350
                                                                         -----------      -----------

                  Provision for income taxes .......................              --               --

                                                                         -----------      -----------
NET INCOME (LOSS) ..................................................     $  (716,960)     $    16,350
                                                                         ===========      ===========

Earnings (loss) per common share ...................................     $     (0.12)     $       .00
                                                                         ===========      ===========
Weighted average number of common shares outstanding ...............       5,757,792        6,101,811
                                                                         ===========      ===========

Earnings (loss) per common share - assuming dilution ...............     $     (0.12)     $       .00
                                                                         ===========      ===========
Weighted average number of fully diluted common shares outstanding .       5,757,792        6,110,662
                                                                         ===========      ===========


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                          ------------------------------
                                                                            JUNE 30,          JUNE 30,
                                                                             2002              2001
                                                                          ------------      ------------
PROJECT REVENUE .....................................................     $  1,580,132      $  6,574,738

PROJECT COSTS:
         Direct .....................................................        1,495,099         4,816,785
         Indirect ...................................................          372,598           673,338
                                                                          ------------      ------------
                                                                             1,867,697         5,490,123
                                                                          ------------      ------------
                  Gross profit (loss) ...............................         (287,565)        1,084,615
                                                                          ------------      ------------

OPERATING EXPENSES:
         Selling ....................................................           61,321            94,100
         General and administrative .................................        1,060,966         1,010,367
                                                                          ------------      ------------
                                                                             1,122,287         1,104,467
                                                                          ------------      ------------
                  Operating loss ....................................       (1,409,852)          (19,852)
                                                                          ------------      ------------

OTHER INCOME (EXPENSE):
         Loss on sale of equipment ..................................         (382,900)           11,454
         Interest income (expense), net .............................            6,288            14,673
         Other income (expense) .....................................            1,090            21,567
                                                                          ------------      ------------
                                                                              (375,522)           47,694
                                                                          ------------      ------------
                  Income (loss) before income taxes .................       (1,785,374)           27,842
                                                                          ------------      ------------

                  Provision for income taxes ........................               --                --

                                                                          ------------      ------------
NET INCOME (LOSS) ...................................................     $ (1,785,374)     $     27,842
                                                                          ============      ============

Earnings (loss) per common share ....................................     $      (0.31)     $        .00
                                                                          ============      ============
Weighted average number of common shares outstanding ................        5,802,510         6,177,765
                                                                          ============      ============

Earnings (loss) per common share - assuming dilution ................     $      (0.31)     $        .00
                                                                          ============      ============
Weighted average number of fully diluted common shares outstanding ..        5,802,510         6,192,069
                                                                          ============      ============




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                          ------------------------------
                                                                                            JUNE 30,          JUNE 30,
                                                                                              2002              2001
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ..........................................................     $ (1,785,374)     $     27,842
         Adjustments to reconcile net income to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization .....................................          105,208           210,410
                  Loss on disposal of equipment .....................................          382,900           (11,454)
                  Changes in operating assets and liabilities:
                           Decrease (Increase) in accounts receivable ...............        3,675,601           870,182
                           Decrease (Increase) in contracts in process ..............        1,678,369         1,765,957
                           Decrease (Increase) in income tax, retention and other
                                   receivables ......................................         (171,395)          184,678
                           Decrease (Increase) in prepaid expenses ..................          160,254           206,174
                           Decrease (Increase) in inventory and deposits ............          110,330           (86,493)
                           Increase (Decrease) in accounts payable ..................       (2,477,086)       (2,083,769)
                           Decrease (Increase) in land under development ............         (357,376)               --
                           Increase (Decrease) in accrued expenses and income taxes .         (195,995)         (240,617)
                                                                                          ------------      ------------
                           Net cash provided by (used in) operating activities ......        1,125,436           842,910
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment .....................................................               --            (4,409)
         Proceeds for sales of equipment ............................................          146,363            15,000
                                                                                          ------------      ------------
                           Net cash provided by (used in) investing activities ......          146,363            10,591
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on notes ..........................................................          (98,466)         (116,283)
         Payments on capital lease obligations ......................................               --           (31,420)
         Payments on repurchases of common stock ....................................          (86,600)         (115,731)
                                                                                          ------------      ------------
                  Net cash provided by (used in) financing activities ...............         (185,066)         (263,434)
                                                                                          ------------      ------------

         INCREASE (DECREASE) IN CASH ................................................        1,086,733           590,067

         Cash at the beginning period ...............................................          469,939           953,641
                                                                                          ------------      ------------

         Cash at end of period ......................................................     $  1,556,672      $  1,543,708
                                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3. ACCOUNT RECEIVABLE - REMEDIATION FINANCIAL, INC. - During the third quarter of 2000, the Company experienced problems collecting receivables from Remediation Financial, Inc. ("RFI"), and its affiliated partnerships Santa Clarita, LLC and LCRI Investments, LLC, the developers of the two Brownfield projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both projects with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001, the Company had receivables of $2,021,164 for the Santa Clarita project and $3,313,575 for the Hercules project. In February, 2002, the Company entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million. At June 30, 2002, the Company had a receivable of $3,234,738 for the Hercules project. This amount represents 93% of accounts receivable at June 30, 2002. The Company has a secured lien on the Hercules property and management believes it will recover most, if not all, of the related receivables. However, failure to collect this receivable will have a material adverse effect on the financial position and operations of the Company. Additionally, the continued delay in collecting the receivable has an adverse effect on the cash flow of the Company. See Item 3, Legal Proceeding in the Company's filed Form 10K for the year ended December 31, 2001 regarding legal actions taken against RFI and its affiliated partners for the Hercules, CA project. There has been no significant progress in the collection of this account receivable since year-end 2001, and the Company currently does not know when this collection will occur.

NOTE 4. EQUIPMENT DISPOSITIONS - During the six months ended June 30, 2002, field equipment dispositions consisted of $529,263 of net equipment disposals for proceeds of $146,363. The Company recorded a loss of $382,900 on the equipment dispositions.

NOTE 5. STOCK REPURCHASE - On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. Initially, the Company purchased 189,454 shares for $75,000. The remaining 442,060 shares would be purchased for a maximum of $175,000, the payment would be contingent upon receipt of the $6.2 million of past due receivables from RFI and its affiliated partners. Under the terms of the agreement, 5% of the proceeds from RFI as collected, up to the maximum of $175,000, would be applied to the purchase of the stock. In February 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partners, the Company purchased 218,757 shares of common stock for $86,600 or $0.395 per share.

NOTE 6. LAND UNDER DEVELOPMENT - The Company has signed a pre-development agreement with a Colorado municipality to redevelop a commercial real-estate project. All direct costs, including land, land development costs, and indirect costs related to development are capitalized during the development period.

NOTE 7. CONTINGENCIES - On December 19, 2000, the Company filed an action in the Superior Court of the State of California, County of Los Angeles for, among other things, breach of contract and foreclosure of a previously filed mechanics' lien/lien release bond against Santa Clarita, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Porta Bella project located in Santa Clarita, CA. In February, 2002, the Company entered into a settlement agreement under which it received $2.1 million (See Note 3. Accounts Receivable - Remediation Financial, Inc.).

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject deed of trust in order to pursue a trustee's sale of the subject property. The Company and LCRI Investments are engaged in arbitration proceedings. The amount of unpaid invoices is approximately $3.2 million. Based on the secured deed of trust, the Company believes it will prevail in this action and will recover most, if not all, amounts due the Company (See Note G to the Company's filed Form 10K for the year ended December 31, 2001).

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of June 30, 2002, LCRI Investment, LLC was in default on their 2001 and 2002 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the focus of the investigation appears to involve labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. To date, no claims have been made against the Company. In addition, independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. No loss provision has been made at June 30, 2002 as a result of the investigation as the probable outcome is unknown.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         PROJECT REVENUE. Project revenues were $0.5 million in 2002, down $2.0 million from $2.5 million in 2001. The decrease in revenues largely reflects the substantial completion of work orders from the EPA. The Company's contract with the EPA expired on January 8, 2002 and there were no revenues in the current period from the EPA compared to $2.0 million in the year-earlier period. Water/waste water revenues decreased slightly over the year-earlier period but were offset with a similar increase in revenues from other commercial projects.

         DIRECT COSTS. Direct costs were $0.7 million in 2002, down $0.9 million from $1.6 million in 2001. Despite the substantial reduction on a year-to-year basis, direct costs exceeded revenues for the current period. Ongoing costs related to closing out EPA work orders coupled with cost over-runs at two water-wastewater projects were the primary causes of higher-than-anticipated direct costs. In the year-earlier period, direct costs amounted to 63% of revenues.

         INDIRECT COSTS. Indirect project costs were $126,000 in 2002, a decrease of $277,000 from $403,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 23%, up from 16% in 2001. The relatively higher level of indirect costs to revenue for the current period stems in part from expenses related to closing out EPA work orders.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $423,000 in 2002, down $112,000 from $535,000 in 2001. This decrease arises from the reductions in Company personnel and office space related to the EPA contract expiration.

         OTHER INCOME (EXPENSE). Other income, net of other expenses, amounted to a net income of $7,500, the bulk of which arose from interest income of $6,500. In the year earlier period, gains on sales of equipment of $13,000 and interest income of $4,000, resulted in other income of approximately $20,000.

         NET INCOME (LOSS). A net loss of $716,960 was recorded during the current period compared to the net income of $16,350 for the year earlier period. The loss in 2002 was the result of the expiration of the EPA contract and losses incurred on the water/waste water projects.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         PROJECT REVENUE. Project revenues were $1.6 million in 2002, down $5.0 million from $6.6 million in 2001. The decrease in revenues largely reflects the substantial completion of work orders from the EPA. The

Company's contract with the EPA expired on January 8, 2002 and EPA related revenues were only $335,000 during the period, as compared with $5.4 million in the year-earlier period. The reduction in EPA revenues was partially offset with increases in other commercial revenues of $0.4 million over the year earlier period.

         DIRECT COSTS. Direct costs were $1.5 million in 2002, down $3.3 million from $4.8 million in 2001. As a percentage of revenues, direct costs for 2002 were 95%, up from 73% in 2001. The relatively high level of direct costs during the current period reflects close-out expenses related to EPA work orders and cost over-runs arising from unanticipated difficulties at three water/wastewater projects of which two were completed in the 2nd quarter.

         INDIRECT COSTS. Indirect project costs were $373,000 in 2002, a decrease of $300,000 from $673,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 24%, up from 10% in 2001. The relatively higher level of indirect costs to revenues for the 2002 period is caused, in part, by close-out expenses related to EPA work orders.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $1.1 million in 2002, up $0.1 million from $1.0 million in 2001. This slight increase is the result of additional legal expenses relating to the RFI and its affiliated partners litigation and employee severance costs incurred during the first quarter following the expiration of the EPA contract.

         OTHER INCOME (EXPENSE). Other expenses, net of other income, amounted to a net loss of $376,000, the bulk of which arose from the loss on equipment dispositions of $383,000. In the year earlier period, other income of $22,000 and interest income of $15,000, along with net gains on equipment disposals of $11,000, resulted in other income of $48,000.

         NET INCOME (LOSS). A net loss of $1,785,374 was recorded during the current period compared to net income of $27,842 for the year earlier period. The loss in 2002 was the result of the expiration of the EPA contract and reduced profit margins on the water/waste water projects.


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

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. The Company continues to pursue recovery efforts with respect to Hercules receivables (See
Item 3. Legal Proceedings and Notes G and S to the Consolidated Financial Statements in the Company's filed Form 10K for the year ended December 31,
2001). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow and will continue to have an adverse effect into the foreseeable future.

         In 2001, the Company elected not to bid on a new contract with the EPA. Under terms of the prior contract, the fourth and final option year expired on January 8, 2002. The Company has substantially completed the EPA work-orders awarded up to the date of expiration. Personnel levels have been reduced in conjunction with the completion of work-orders. The Seattle operations were closed in December 2001 with related assets being disposed. For the year ended December 31, 2001, EPA revenues were approximately $12.3 million or 87% of total revenues.

         Management will attempt to replace EPA activities by focusing on water/wastewater projects, Brownfields developments, and other environmental activities. The Company has signed a pre-development agreement with a Colorado municipality to redevelop a commercial real-estate project. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. The completed project is estimated at $10 million to $20 million and the Company is currently negotiating financing for this project. At this time, no estimate can be made as to the amount and timing of revenues. At best, the project is anticipated to generate nominal, if any, revenues for the current year. There can be no assurance that final redevelopment project plans or financing will be approved. Meanwhile, the Company is engaged in discussions regarding another Colorado Brownfields project of approximately five acres in size. There can be no assurance that these redevelopment projects or any other effort will be successful in offsetting the loss of EPA revenues.

         Management believes that the potential future cash flows from operations, the collection of receivables related to the Hercules project, and current cash balances will be sufficient to fund the Company's immediate needs for working capital. Management has decided not to renew the $1.0 million line of credit with Compass Bank as the semi-annual renewal fees, its lack of prior and projected use, and the Company's current cash balances did not warrant its renewal.

         The Company's working capital decreased to $5.0 million as of June 30, 2002, down $1.2 million from $6.2 million as of December 31, 2001. The change in working capital is the net result of a decrease in current assets of $3.9 million and a decrease in current liabilities of $2.7 million. The decrease in current assets results from collections of combined receivables of $5.4 million and a increase in cash of $1.1 million and a combined other current assets of $0.4 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $2.6 million and notes of $0.1 million.

         The Company's cash and cash equivalents increased approximately $1.1 million to $1.6 million at June 30, 2002 from $0.5 million at December 31, 2001. The increase in cash and cash equivalents of approximately $1.5 million reflects a reduction in combined receivables of $5.4 million plus $0.5 million of depreciation and other non-cash charges, less a decrease of $2.6 million in accounts payable and accrued expenses and minus the net loss of $1.8 million incurred in the first half of 2002. Cash flow from investing activities of $146,000 is from sale of equipment. Cash used in financing activities of $0.2 million is primarily for payment of notes and the repurchase of the Company's common stock.

         At present, the Company has no material commitments with respect to capital expenditures. However, if and when actual Brownfields development construction begins, capital expenditures of a material size may be required. Management believes that such capital requirements could be met through secured lending arrangements, but can give no assurance that such financing will be available when required, nor under terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of the Shareholders of the Company was held on June 7, 2002 for the purposes of electing directors to the Board of Directors, ratifying the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2002, and to consider a shareholder proposal.

         The following votes were cast by Shareholders with respect to the election of directors at the Annual Meeting:

NAME                      SHARES VOTED FOR     SHARES WITHHELD
Craig C. Barto*              4,338,824              412,946
Steven H. Davis*             4,338,824              412,946
John D. Hendrick*            4,338,824              412,946
George Pratt*                4,338,824              412,946
Bruce W. Barren                    100                   --
Ross Gordon                        100                   --
James McCamant                     100                   --
Robert L. Surdam             3,175,500                   --

* Re-elected as a Director.


         The following votes were cast by Shareholders with respect to the selection of Grant Thorton LLP as the Company's independent accountants for the year ended December 31, 2002:

                           SHARES VOTED FOR     SHARES VOTED AGAINST     SHARES ABSTAINED
Grant Thorton                5,012,596              396,050                   137,074

         The following votes were cast by Shareholders with respect to the shareholder proposal to request the Board of Directors to nominate three Investment Banking firms for the intention to liquidate all operations and assets to the highest bidder(s) and after payment of liabilities, pay to shareowners the remaining assets thus dissolving CET Environmental, Inc.

               SHARES VOTED FOR    SHARES VOTED AGAINST    SHARES ABSTAINED     BROKER NON-VOTES
Shareholder       1,221,627              2,776,513            30,210                1,517,370
Proposal


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


                                     CET ENVIRONMENTAL SERVICES, INC.



Dated:  August 8, 2002               By: /s/ Steven H. Davis
                                         ---------------------------------------
                                         Steven H. Davis, President, and Chief
                                         Executive Officer



                                     By: /s/ Dale W. Bleck
                                         ---------------------------------------
                                         Dale W. Bleck, Chief Financial Officer


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER OF
                        CET ENVIRONMENTAL SERVICES, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10Q-SB of CET Environmental Services, Inc. for the period ending June 30, 2002:

         (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of CET Environmental Services, Inc.


         /s/ Steven H. Davis                         /s/ Dale W. Bleck
---------------------------------                    ---------------------------
Steven H. Davis                                      Dale W. Bleck
Chief Executive Officer                              Chief Financial Officer
August 8, 2002                                       August 8, 2002