Form 10QSB
period 2002-09-30
CET ENVIRONMENTAL SERVICES INC
filed 2002-11-01
CIK 944627

================================================================================




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended SEPTEMBER 30, 2002


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

As of October 10, 2002, 5,757,792 shares of common stock, no par value per share, were outstanding.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,
                                                                                        2002             DECEMBER 31,
                                     ASSETS                                         (UNAUDITED)              2001
                                                                                    ------------         ------------
      CURRENT ASSETS:
               Cash ........................................................        $  1,028,778         $    469,939
               Accounts receivable, less allowance for doubtful accounts of
                 $48,595 in 2002 and $63,753 in 2001 .......................              98,141            3,858,004

               Contracts in process, less allowance for doubtful accounts of
                 $8,944 in 2002 and $38,944 in 2001 ........................             125,518            1,751,874

               Retention receivable ........................................              54,375               65,288
               Other receivables ...........................................              63,479               19,233
               Inventories .................................................              13,972               15,838
               Land under development ......................................             884,000              185,350
               Prepaid expenses ............................................             158,457              228,260
                                                                                    ------------         ------------
                        Total Current Assets ...............................           2,426,720            6,593,786
                                                                                    ------------         ------------

      EQUIPMENT AND IMPROVEMENTS:
               Field equipment .............................................             208,596            1,210,037
               Vehicles ....................................................             311,199              316,494
               Furniture & fixtures ........................................              75,378               75,378
               Office equipment ............................................             420,603              421,205
               Leasehold improvements ......................................              24,931               49,862
                                                                                    ------------         ------------
                                                                                       1,040,707            2,072,976
               Less allowance for depreciation and amortization ............            (910,405)          (1,267,959)
                                                                                    ------------         ------------
                        Equipment and improvements, net ....................             130,302              805,017
                                                                                    ------------         ------------

      OTHER ASSETS:
               Deposits ....................................................              12,269              123,368
               Accounts receivable - non current ...........................           3,234,738            3,313,575
                                                                                    ------------         ------------
                        Total Other Assets .................................           3,247,007            3,436,943
                                                                                    ------------         ------------

                                                                                    ============         ============
                                                                                    $  5,804,029         $ 10,835,746
                                                                                    ============         ============






        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30,
                                                                                          2002             DECEMBER 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                            (UNAUDITED)              2001
                                                                                      ------------         ------------
    CURRENT LIABILITIES:
             Accounts payable ................................................        $    819,641         $  3,341,708
             Accrued expenses ................................................             101,196              143,520
             Accrued contract costs ..........................................                  --               49,570
             Accrued payroll and benefits ....................................              41,416              101,124
             Notes payable - current .........................................                  --               98,466
                                                                                      ------------         ------------
                      Total current liabilities ..............................             962,253            3,734,388
                                                                                      ------------         ------------

    COMMITMENTS AND CONTINGENT LIABILITIES ...................................                  --                   --

    STOCKHOLDERS' EQUITY:

             Common stock (no par value) - authorized 20.0 million shares;
                 5,757,792 and 5,976,549 shares issued and outstanding in 2002
                 and 2001, respectively ......................................           8,419,407            8,506,007

             Paid-in capital .................................................             104,786              104,786

             Accumulated deficit .............................................          (3,682,417)          (1,509,435)
                                                                                      ------------         ------------

                      Total stockholders' equity .............................           4,841,776            7,101,358
                                                                                      ------------         ------------

                                                                                      $  5,804,029         $ 10,835,746
                                                                                      ============         ============









        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                         ---------------------------------
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                             2002                 2001
                                                                         -------------       -------------
PROJECT REVENUE ..................................................        $   420,891         $ 4,044,444

PROJECT COSTS:
         Direct ..................................................            468,532           3,132,552
         Indirect ................................................             65,108             233,568
                                                                          -----------         -----------
                                                                              533,640           3,366,120
                                                                          -----------         -----------
                  Gross profit (loss) ............................           (112,749)            678,324
                                                                          -----------         -----------

OPERATING EXPENSES:
         Selling .................................................             39,261              41,207
         General and administrative ..............................            237,782             450,935
                                                                          -----------         -----------
                                                                              277,043             492,142
                                                                          -----------         -----------
                  Operating loss .................................           (389,792)            186,182
                                                                          -----------         -----------

OTHER INCOME (EXPENSE):
         (Loss) gain on sale of equipment ........................             (2,623)             27,023
         Interest income, net ....................................              2,133               9,262
         Other income (expense) ..................................              2,674             (10,091)
                                                                          -----------         -----------
                                                                                2,184              26,194
                                                                          -----------         -----------
                  Income (loss) before income taxes ..............           (387,608)            212,376
                                                                          -----------         -----------

                  Provision for income taxes .....................                 --                  --

                                                                          -----------         -----------
NET INCOME (LOSS) ................................................        $  (387,608)        $   212,376
                                                                          ===========         ===========

Earnings (loss) per common share .................................        $     (0.07)        $       .04
                                                                          ===========         ===========
Weighted average number of common shares outstanding .............          5,757,792           5,978,722
                                                                          ===========         ===========

Earnings (loss) per common share - assuming dilution .............        $     (0.07)        $       .04
                                                                          ===========         ===========
Weighted average number of fully diluted common shares outstanding          5,757,792           5,988,532
                                                                          ===========         ===========






        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                              ---------------------------------
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                                   2002                2001
                                                                              -------------       -------------
     PROJECT REVENUE ..................................................        $ 2,001,023         $10,619,182

     PROJECT COSTS:
              Direct ..................................................          1,963,631           7,949,337
              Indirect ................................................            437,706             906,906
                                                                               -----------         -----------
                                                                                 2,401,337           8,856,243
                                                                               -----------         -----------
                       Gross profit (loss) ............................           (400,314)          1,762,939
                                                                               -----------         -----------

     OPERATING EXPENSES:
              Selling .................................................            100,582             135,307
              General and administrative ..............................          1,298,748           1,461,302
                                                                               -----------         -----------
                                                                                 1,399,330           1,596,609
                                                                               -----------         -----------
                       Operating loss .................................         (1,799,644)            166,330
                                                                               -----------         -----------

     OTHER INCOME (EXPENSE):
              (Loss) gain on sale of equipment ........................           (385,523)             38,477
              Interest income, net ....................................              8,421              23,935
              Other income ............................................              3,764              11,476
                                                                               -----------         -----------
                                                                                  (373,338)             73,888
                                                                               -----------         -----------
                       Income (loss) before income taxes ..............         (2,172,982)            240,218
                                                                               -----------         -----------

                       Provision for income taxes .....................                 --                  --

                                                                               -----------         -----------
     NET INCOME (LOSS) ................................................        $(2,172,982)        $   240,218
                                                                               ===========         ===========

     Earnings (loss) per common share .................................        $     (0.38)        $       .04
                                                                               ===========         ===========
     Weighted average number of common shares outstanding .............          5,787,440           6,111,173
                                                                               ===========         ===========

     Earnings (loss) per common share - assuming dilution .............        $     (0.38)        $       .04
                                                                               ===========         ===========
     Weighted average number of fully diluted common shares outstanding          5,787,440           6,123,979
                                                                               ===========         ===========









        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          NINE MONTHS ENDED
                                                                                                  ---------------------------------
                                                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                       2002                2001
                                                                                                  -------------       -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss) ............................................................        $(2,172,982)        $   240,218
             Adjustments to reconcile net income (loss) to net cash provided by (used in)
                 operating activities:
                      Depreciation and amortization .......................................            142,829             309,041
                      Loss on disposal of equipment .......................................            385,523             (38,477)
                      Changes in operating assets and liabilities:
                               Decrease (Increase) in accounts receivable .................          3,838,700            (880,329)
                               Decrease in contracts in process ...........................          1,626,356           1,718,840
                               Decrease (Increase) in income tax, retention and other
                                       receivables ........................................            (33,333)            326,789
                               Decrease (Increase) in prepaid expenses ....................             69,803             (17,826)
                               Decrease (Increase) in inventory and deposits ..............            112,965             (87,856)
                               Increase (Decrease) in accounts payable ....................         (2,522,067)         (1,586,715)
                               (Increase) in land under development .......................           (698,650)                 --
                               (Decrease) in accrued expenses and income taxes ............           (151,602)           (295,511)
                                                                                                   -----------         -----------
                                        Net cash provided by (used in) operating activities            597,542            (311,826)
                                                                                                   -----------         -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
                               Purchases of equipment .....................................                 --              (8,330)
                               Proceeds for sales of equipment ............................            146,363              43,000
                                                                                                   -----------         -----------
                                        Net cash provided by investing activities .........            146,363              34,670
                                                                                                   -----------         -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
                               Payments on notes ..........................................            (98,466)                 --
                               Payments on capital lease obligations ......................                 --             (38,039)
                               Payments on repurchases of common stock ....................            (86,600)           (123,748)
                               Proceeds from issuance of short-term debt ..................                 --              54,125
                                                                                                   -----------         -----------
                                               Net cash (used in) financing activities ....           (185,066)           (107,662)
                                                                                                   -----------         -----------

    INCREASE (DECREASE) IN CASH: ..........................................................            558,839            (384,818)

    CASH AT BEGINNING OF PERIOD: ..........................................................            469,939             953,641
                                                                                                   -----------         -----------

    CASH AT END OF PERIOD: ................................................................        $ 1,028,778         $   568,823
                                                                                                   ===========         ===========




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In 2001, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was adjusted for the assumed conversion of potentially dilutive securities including stock options of 9,810 shares for the three months ended September 30, 2001 and 12,806 shares for the nine months ended September 30, 2001.

NOTE 3. ACCOUNT RECEIVABLE - REMEDIATION FINANCIAL, INC. - During the third quarter of 2000, the Company experienced problems collecting receivables from Remediation Financial, Inc. ("RFI"), and its affiliated partnerships Santa Clarita, LLC and LCRI Investments, LLC, the developers of the two Brownfields projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both projects with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001, the Company had receivables of $2,021,164 for the Santa Clarita project and $3,313,575 for the Hercules project. In February, 2002, the Company entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million. On August 7, 2002, after a lengthy court-ordered arbitration, the Company entered into an agreement with RFI allowing for the recovery of $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon the sale of the Hercules property (see Note 8, Contingencies for additional information).

NOTE 4. OTHER ASSETS - ACCOUNTS RECEIVABLE - NON CURRENT - As a result of the agreement related to the Hercules receivable mentioned in Note 3 above and more fully described in Note 8 below, the $3.2 million carrying value at September 30, 2002 and the $3.3 million carrying value at December 31, 2001 has been reclassified from a current asset receivable to Non Current. The balance at December 31, 2001 has also been reclassified to conform with this presentation. The Company has a secured lien on the Hercules property and management believes it will recover most, if not all, of the stated value even under adverse conditions. However, failure to collect this non current receivable will have a material adverse effect on the Company's financial position. The prolonged delay in collecting this receivable has impaired the Company's cash flow.

NOTE 5. EQUIPMENT DISPOSITIONS - During the nine months ended September 30, 2002, field equipment dispositions consisted of $531,886 of net equipment disposals for proceeds of $146,363. The Company recorded a loss of $385,523 on the equipment dispositions.

NOTE 6. STOCK REPURCHASE - On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000 or approximately $0.395 per share. Initially, the Company purchased 189,454 shares for $75,000. The remaining 442,060 shares would be purchased for a maximum of $175,000, the payment would be contingent upon receipt of the $6.2 million of past due receivables from RFI and its affiliated partners. Under the terms of the agreement, 5% of the proceeds from RFI as collected, up to the maximum of $175,000, would be applied to the purchase of the stock. In February 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partners, the Company purchased 218,757 shares of common stock for $86,600 or $0.395 per share.

NOTE 7. LAND UNDER DEVELOPMENT - The Company has signed a pre-development agreement with a Colorado municipality to redevelop a residential real-estate project. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. At this time, there has been no revenue recorded. All direct costs, including land, land development costs, and indirect costs related to development are capitalized during the development period.

NOTE 8. CONTINGENCIES - On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003. Due to the uncertainty regarding the timing of the realization of the receivable, the Company has not and will not record interest until paid.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of September 30, 2002, LCRI Investment, LLC was in default on their 2001 and 2002 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. LCRI and/or RFI allegedly entered into certain agreements with the note holder and the bond company providing for a temporary forbearance from pursuing their respective claims. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at September 30, 2002 relating to this matter as the probable outcome is unknown.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         PROJECT REVENUE. Project revenues were $0.4 million in 2002, down $3.6 million from $4.0 million in 2001. The Company's contract with the EPA expired on January 8, 2002 and there were no revenues in the current period from the EPA compared to $3.7 million in the year-earlier period. Water/waste water revenues were $0.3 million up $0.1 million from $0.2 million in the year-earlier from period.

         DIRECT COSTS. Direct costs were $0.5 million in 2002, down $2.6 million from $3.1 million in 2001. Despite the substantial reduction on a year-to-year basis, direct costs exceeded revenues for the current period. Cost over-runs at two water-wastewater projects were the primary causes of higher-than-anticipated direct costs. In the year-earlier period, direct costs amounted to 78% of revenues.

         INDIRECT COSTS. Indirect project costs were $65,000 in 2002, a decrease of $169,000 from $234,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 16%, up from 6% in 2001. The relatively higher level of indirect costs to revenue for the current period stems in part from retaining a minimal level of personnel, the cost of which may not be directly allocated to projects.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $277,000 in 2002, down $215,000 from $492,000 in 2001. This decrease arises from the reductions in Company personnel and office space related to the EPA contract expiration.

         OTHER INCOME (EXPENSE). Other income, net of other expenses, resulted in income of $2,200, the bulk of which arose from interest income of $2,100. In the year earlier period, gains on sales of equipment of $27,000 and interest income of $9,300 offset by other expenses of $10,100, resulted in other income of approximately $26,200.

         NET INCOME (LOSS). A net loss of $387,608 was recorded during the current period compared to the net income of $212,376 for the year earlier period. The loss in 2002 was the result of losses incurred on the water/waste water projects.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         PROJECT REVENUE. Project revenues were $2.0 million in 2002, down $8.6 million from $10.6 million in 2001. The decrease in revenues largely reflects the completion of work orders from the EPA. The Company's contract with the EPA expired on January 8, 2002 and EPA related revenues were only $338,000 during the period, as compared with $9.1 million in the year-earlier period. The reduction in EPA revenues was partially offset with increases in other commercial revenues of $0.5 million over the year earlier period.

         DIRECT COSTS. Direct costs were $2.0 million in 2002, down $5.9 million from $7.9 million in 2001. As a percentage of revenues, direct costs for 2002 were nearly equal to total revenues or 98%, up from 75% in 2001. The relatively high level of direct costs during the current period reflects close-out expenses related to EPA work orders and cost over-runs arising from unanticipated difficulties at three water/wastewater projects which were completed in the third quarter.

         INDIRECT COSTS. Indirect project costs were $438,000 in 2002, a decrease of $469,000 from $907,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 22%, up from 9% in 2001. The relatively higher level of indirect costs to revenues for the 2002 period is caused, in part, by close-out expenses related to EPA work orders.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $1.4 million in 2002, down $0.2 million from $1.6 million in 2001. This slight decrease is the result of additional legal expenses relating to the RFI and its affiliated partners litigation and employee severance costs incurred during the first quarter following the expiration of the EPA contract.

         OTHER INCOME (EXPENSE). Other expenses, net of other income, resulted in a loss of $373,000, the bulk of which arose from the loss on equipment dispositions of $386,000. In the year earlier period, other income of $12,000 and interest income of $24,000, along with net gains on equipment disposals of $38,000, resulted in other income of $74,000.

         NET INCOME (LOSS). A net loss of $2,172,982 was recorded during the current period compared to net income of $240,218 for the year earlier period. The loss in 2002 was the result of the expiration of the EPA contract and reduced profit margins on the water/waste water projects.


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

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. On August 7, 2002, the Company entered into a settlement agreement with respect to the

Hercules project whereby the Company shall receive $3.2 million plus interest at an annual rate of 8% from October 19, 2001,contingent upon, but not limited to, the sale of the Hercules property by RFI no later than November 1, 2003. After such time, if the Hercules property has not been sold, the Company may resume all legal actions necessary to secure the amount due at that date. At September 30, 2002, the Company had a receivable of approximately $3.2 million for the Hercules project which has been reclassed to Non Current (See Note 4. Other Assets and Note 8, Contingencies). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

         In 2001, the Company elected not to bid on a new contract with the EPA. Under terms of the prior contract, the fourth and final option year expired on January 8, 2002. The Company has completed the EPA work-orders awarded up to the date of expiration. Personnel levels have been reduced in conjunction with the completion of work-orders. The Seattle operations were closed in December 2001 with related assets being disposed. For the year ended December 31, 2001, EPA revenues were approximately $12.3 million or 87% of total revenues.

         Management is attempting to replace EPA activities by focusing on water/wastewater projects, Brownfields developments, and other environmental activities. The Company has signed a pre-development agreement with a Colorado municipality to redevelop a residential real-estate project. The project would entail purchasing subject property, demolition and environmental remediation, and construction of new affordable housing units and other related structures. The initial phase is estimated to have a value of approximately $10 million, and the Company is currently negotiating financing for this project. At this time, no estimate can be made as to the amount and timing of revenues. At best, the project is anticipated to generate nominal, if any, revenues for the current year. There can be no assurance that final redevelopment project plans or financing will be approved. Meanwhile, the Company is engaged in discussions regarding another Colorado Brownfields project of approximately five acres in size. There can be no assurance that these redevelopment projects or any other effort will be successful in offsetting the loss of EPA revenues.

         Management believes that the potential future cash flows from operations and current cash balances will be sufficient to fund the Company's immediate needs for working capital. Management has decided not to renew the $1.0 million line of credit with Compass Bank as the semi-annual renewal fees, the anticipated reduced cash requirements, and the Company's current cash balances did not warrant its renewal.

         The Company's working capital decreased to $1.5 million as of September 30, 2002, down $1.4 million from $2.9 million as of December 31, 2001. The change in working capital is the net result of a decrease in current assets of $4.3 million and a decrease in current liabilities of $2.8 million. The decrease in current assets results from collections of combined receivables of $5.4 million, an increase in cash of $0.6 million and a combined other current assets of $0.5 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $2.7 million and notes of $0.1 million.

         The Company's cash and cash equivalents increased approximately $0.5 million to $1.0 million at September 30, 2002 from $0.5 million at December 31, 2001. The increase in cash and cash equivalents of approximately $0.5 million reflects a reduction in combined receivables of $5.4 million plus $0.5 million of depreciation and other non-cash charges, less a decrease of $2.7 million in accounts payable and accrued expenses and minus the net loss of $2.2 million. Cash flow from investing activities of $146,000 is from sale of equipment. Cash used in financing activities of $0.2 million is primarily for payment of notes and the repurchase of the Company's common stock.

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

                         ITEM 3. CONTROLS AND PROCEDURES


         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, disclosure controls and procedures were evaluated with respect to effectiveness and operation within 90 days of the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer deem the controls and procedures to be effective. Subsequent to the date of the evaluation, there were no significant changes or other factors that would impact disclosure controls or procedures.

         Certain controls and procedures are designed to ensure that management, including the principal executive officer and the principal financial officer, as appropriate, receive information requiring disclosure under the Securities Exchange Act on a timely and complete basis. Such controls and procedures allow the Company to file or submit required disclosure information on the appropriate formats as required by the rules and regulations prescribed by the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA.

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U. S. District Court for the Western District of Washington in which the United States Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer, and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $2,570,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company and Dow Chemical Company, the other third-party defendant named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-Up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company is in the process of preparing its answer to the Alexanders' third-party complaint which will deny any liability.


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


                                           CET ENVIRONMENTAL SERVICES, INC.



Dated:  October 30, 2002                   By:      /s/ Steven H. Davis
                                              ----------------------------------
                                              Steven H. Davis, President, and
                                              Chief Executive Officer



                                           By:       /s/ Dale W. Bleck
                                              ----------------------------------
                                              Dale W. Bleck, Chief Financial
                                              Officer


                                 CERTIFICATIONS

I, Steven H. Davis, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 30, 2002                             /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


I, Dale W. Bleck, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 30, 2002                              /s/ Dale W. Bleck
                                           -------------------------------------
                                           Dale W. Bleck
                                           Chief Financial Officer
                                           (Principal Financial Officer)



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER OF
                        CET ENVIRONMENTAL SERVICES, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10Q-SB of CET Environmental Services, Inc. for the period ending September 30, 2002:

         (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of CET Environmental Services, Inc.


      /s/ Steven H. Davis                           /s/ Dale W. Bleck
---------------------------------          -------------------------------------
Steven H. Davis                            Dale W. Bleck
Chief Executive Officer                    Chief Financial Officer
October 30, 2002                           October 30, 2002