Form 10KSB
period 2002-12-31
CET ENVIRONMENTAL SERVICES INC
filed 2003-03-31
CIK 944627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the Fiscal Year Ended: DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURIITES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                           Commission File No. 1-13852

                        CET ENVIRONMENTAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          CALIFORNIA                                            33-0285964
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO                     80112
-----------------------------------------------                  ---------
   (Address of Principal Executive Offices)                      (Zip code)

         Issuer's telephone number:  (720) 875-9115

         Securities registered pursuant to Section 12(b) of the Act:

         Title of single class:     Name of exchange on which registered:
         COMMON STOCK               AMERICAN STOCK EXCHANGE
         ------------               -----------------------

         Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $2,356,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 6, 2003, the aggregate market value of the Company's common stock held by non-affiliates was approximately $920,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 6, 2003, 5,757,792 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS.

The Company

         Incorporated in February, 1988, the Company, for more than a decade, was engaged in environmental consulting, engineering, remediation, and related construction activities. The Company also provided emergency response cleanup services in certain western states for federal agencies, states, municipalities, and commercial customers. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency ("EPA").

         However, in August, 1999, the Company received a notice of suspension from the EPA, the provisions of which under Federal Regulations prohibited the Company from receiving any new government contracts, although allowing for continued performance on existing contracts. The suspension resulted from allegations by the EPA that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company has denied all allegations of wrongdoing in its relations with the EPA.

         In November, 1999, the Company entered into an Administrative Agreement with the EPA, and the suspension was terminated. The Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of personnel, certain reporting requirements, audit of EPA billing prior to submission, and certain other restrictions. In turn, the Company became immediately eligible to bid, receive, and perform any Federal contract or subcontract. (See Item 3. Legal Proceedings and Notes C and Q to the Consolidated Financial Statements.)

         However, despite the lifting of the suspension order, EPA revenues under the then-existing contract never recovered to prior levels. The EPA exercised the third year option of the contract in January, 2000, and was empowered to issue delivery orders for up to $42 million in value; actual EPA revenues for 2000 were $13.1 million. The fourth and final option year was exercised in January, 2001, with an empowered value of $44 million; actual EPA revenues in 2001 were only $12.3 million. In addition, revenue generation from other federal agencies also failed to recover to pre-1999 levels.

         In view of the diminished level of EPA delivery orders received over the three-year period and with no assurance that delivery orders would increase even if the Company was successful in obtaining another EPA contract, management decided to forgo bidding on a new contract. At the billing levels experienced in the 2001-2002 period, the overhead costs necessary to perform EPA work make such efforts marginally profitable, at best.

         Meanwhile, the water/wastewater treatment and services business recorded revenues of $2.1 million in 2002. While this was an increase of 8% over the prior year, narrowing margins reflecting the highly competitive bidding environment, coupled with cost over-runs related to unanticipated site conditions, resulted in an operating loss on this activity. After careful review of the potential business available in this market and the highly competitive bidding practices being encountered, the Company has decided to withdraw from this market. Completion of existing contracts is expected to generate approximately $270,000 in revenue during 2003, virtually all of which will be recorded in the first half of the year.

         As a result of the foregoing, the Company has shifted its focus to property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

Brownfields Remediation and Property Development

         Brownfields remediation, the work of restoring former industrial, commercial, and other sites contaminated by hazardous materials, is among the services historically provided by the Company. This activity is expected to remain an integral component of the Company's property development efforts.

                  The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, agreed to pay the Company approximately $185,000 for demolition work, and to provide other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2002, the Company had capitalized costs of $1.1 million on this project related to permits, architectural designs, and land acquisition.

         The Company has completed the demolition work on the project and is currently seeking to obtain project financing of approximately $1.6 million. The Company is also negotiating with a general contractor for the construction of the housing units. Construction is expected to begin during the second quarter of 2003. The Company plans to use a real estate marketing firm to handle sales of the housing units. The estimated aggregate sales price of the units is approximately $8.7 million, and the Company believes that revenues from the project could range from $4 to $6 million during 2003.

         In addition, the Company in engaged in another Brownfields development of approximately five acres in size. Although in a different Colorado municipal jurisdiction, the development is similar in scope requiring the purchase of subject property, environmental remediation, and construction of 54 multi-family housing units. At December 31, 2002, capitalized costs for permits, architectural designs, and land acquisition were approximately $600,000. While no revenues are anticipated from this project during 2003, the estimated aggregate sales price of the housing units is estimated at $9.5 million. The Company plans to seek financing for this project in the latter part of 2003. This project is encumbered by an 8%, $300,000 loan due on December 31, 2003.

         Where applicable, many municipalities are actively seeking to restore property currently idled by contamination in order to enhance the community's tax base. Often, these municipalities are eligible for federal aid, state funds, and other types of special financing. Also, towns and cities adjacent to or close to major metropolitan centers are encouraging the gentrification of older neighborhoods in order to revive the commercial and social activities of the community. The Company believes that these trends offer an opportunity for niche property development. Because of its past experience in the environmental market place, the Company believes it can provide a particular expertise and add value when remediation is required to bring the development to fruition.

         The Company believes it is subject to risks and uncertainties common to the residential housing industry, including but not limited to (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials; (5) demographic changes; and (6) changes in consumer confidence and preferences.

         As described above, the Company holds real estate properties for development. This activity is expected to be the Company's primary focus for the future. While the current and anticipated projects for land presently held are for multi-family housing, future project development could include commercial/industrial properties. The Company will seek to find niche property sites, initially in the greater Denver area, that offer an opportunity to upgrade value through demolition, remediation, and construction.

         The Company's administrative functions are centralized in order to control overhead costs and permit the direct engagement of key management with local municipal authorities in project development. Further, the Company will attempt to minimize its fixed costs by contracting extensively with third parties, such as architects, engineers, and contractors to design and build. The Company intends to use third-party realtors for home sales.

         The pace of the Company's activity in the property development area will be subject to a number of variables, many of which are outside its control. These include market demand for the structures erected on the sites, interest rates, and weather conditions, among others. In addition, the Company has limited financial resources, and there can be no assurance that external financing will be available on terms acceptable to the Company.

Government Regulation

         In connection with its Brownfields remediation activity, the Company is presently regulated by a myriad of federal, state, and local environmental and transportation regulatory agencies, including but not limited to the EPA, which regulates the generation and disposal of hazardous waste; the U.S. Department of Labor, which sets safety and training standards for workers; the U.S. Department of Transportation, which regulates transportation of hazardous materials and hazardous waste; and similar state and local agencies. Additionally, in the normal course of property development, the Company is subject to local codes governing construction activity.

Potential Liability and Insurance

         The Company maintains quality assurance, quality control, and health and safety programs to reduce the risk of damage to persons and property. In the construction of the housing units, the Company requires the general contractor to provide general liability and builders risk coverage. However, in providing environmental remediation services, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses, and fines and costs imposed by regulatory agencies. The Company's potential environmental liability arises, in part, from the nature of the hazardous substances requiring remediation at the development sites.

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

         The market for liability insurance has been severely constrained at times, due in part to high losses experienced by the insurance industry from environmental impairment liability claims, including claims associated with hazardous materials and toxic wastes. Consequently, the available insurance coverage for enterprises such as the Company may be reduced, eliminated entirely, or priced beyond the reach of many companies. To date, the Company has been able to obtain any insurance required by a customer. However, there can be no assurance that the Company will be able to maintain adequate liability insurance in the future.

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

Employees

         As of January 2003, the Company employed approximately 12 full-time employees, including three Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

ITEM 2.  PROPERTIES.

         The Company headquarters and administrative facilities are located at 7032 S. Revere Parkway, Englewood, CO, in approximately 6,000 square feet of leased office space at a monthly rental of approximately $6,100. The lease expires May 31, 2005. The Company's corporate and administrative functions are conducted from these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of Remediation Financial, Inc. ("RFI"), in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003.

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

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U. S. District Court for the Western District of Washington in which the United States Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third-party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-Up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company strongly disputes and rejects the allegations upon which the lawsuit is based.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2002.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

                                QUARTER ENDED                 HIGH           LOW
                                                             -------       -------
                              March 31, 2001                 $  0.94       $  0.43
                              June 30, 2001                     0.65          0.37
                              September 30, 2001                0.58          0.36
                              December 31, 2001                 0.75          0.36
                              March 31, 2002                    0.84          0.45
                              June 30, 2002                     0.55          0.36
                              September 30, 2002                0.38          0.19
                              December 31, 2002              $  0.26       $  0.13

         (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at March 6, 2003 was 38. This does not include approximately 740 shareholders that hold their shares in street name.

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

         (d)      Sales of Unregistered Securities. None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-KSB contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "could," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company's primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. In 2002, water/wastewater services accounted for the majority of revenue, but as a result of margin erosion and limited potential, the Company is phasing out of this activity. The Company's headquarters and administrative offices are in Englewood, Colorado.

Business Strategy

         The severe impact of the EPA suspension order in 1999 and the extreme difficulty collecting receivables from a major customer (see Liquidity and Capital Resources) eroded the Company's resources. Personnel, facilities, and equipment were sharply pared in the three-year period ended December 31, 2002.

         As the water/wastewater service business is phased out, the Company's primary activities will relate to property development.

         The Company believes that by working with various levels of municipal government, there is an opportunity to build a successful business in redeveloping niche sites in urban areas, particularly those requiring remediation, where the Company has unique experience.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to project revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                                         PERCENTAGE
                                                       RELATIONSHIP TO           PERIOD TO
                                                       PROJECT REVENUE            PERIOD
                                                          YEAR ENDED               CHANGE
                                                  ---------------------------    -----------
                                                                                     2002
                                                                                      VS.
                                                     2002             2001           2001
                                                  -----------     -----------    -----------
   Project Revenue                                      100.0%          100.0%         (83.4)%

   Project Costs:
       Direct                                            95.7            73.7          (78.5)
       Indirect                                          20.5             8.8          (61.4)
                                                  -----------     -----------    -----------

    Gross profit (loss)                                 (16.1)           17.5         (115.3)

    Other operating expense (income):
       Selling                                            5.3             1.3          (33.8)
       General and administrative expense                66.1            14.8          (25.9)
                                                  -----------     -----------    -----------


    Operating income (loss)                             (87.6)            1.4       (1,157.5)
    Other income (expense)                              (15.7)            0.2       (1,673.7)
                                                  -----------     -----------    -----------

    Income (loss) before income taxes                  (103.3)            1.5       (1,213.0)
    Income tax (benefit)                                   --              --             --
                                                  -----------     -----------    -----------

    Net income (loss)                                  (103.3)%           1.5%        (1,213)%
                                                  -----------     -----------    -----------

2002 COMPARED TO 2001

         PROJECT REVENUE. Project revenues were $2.4 million in 2002, down $11.8 million or 83% from $14.2 million in 2001. The decrease in revenues largely reflects the completion of work orders from the EPA. The Company's contract with the EPA expired on January 8, 2002 and EPA-related revenues were only $338,000 during the period, as compared with $12.3 million in the year-earlier period. Non-EPA commercial revenues were slightly above $2 million, compared to $1.9 million in 2001.

         The following table sets forth the percentages of the Company's revenues attributable to the EPA vs. non-EPA public and private sector customers:

                                      Year Ended December 31,
                     ----------------------------------------------------------
                                2002                            2001
                     ---------------------------    ---------------------------
Non-EPA              $  2,018,075           85.7%   $  1,872,938           13.2%
EPA                       337,845           14.3%     12,330,644           86.8%
                     ------------   ------------    ------------   ------------
Total                $  2,355,920          100.0%   $ 14,203,582          100.0%
                     ============   ============    ============   ============

         DIRECT COSTS. Direct costs were $2.3 million in 2002, down $8.2 million or 79% from $10.5 million in 2001. As a percentage of revenues, direct costs for 2002 were nearly equal to total revenues or 96%, up from 74% in 2001. The relatively high level of direct costs during the current period reflects close-out expenses related to EPA work orders and cost over-runs arising from unanticipated difficulties at three water/wastewater projects which were completed in the third quarter.

         INDIRECT COSTS. Indirect project costs were $482,000 in 2002, a decrease of $766,000 or 61% from $1,248,000 in 2001. As a percentage of revenue, indirect costs for 2002 were 21%, up from 9% in 2001. The relatively higher level of indirect costs to revenues for the 2002 period is caused, in part, by close-out expenses related to EPA work orders, during the early months of the year.

         SELLING EXPENSE. Sales and marketing expenses were $124,000 in 2002, down $64,000 or 34% from $188,000 in 2001, reflecting the decreased level of the overall business.

         GENERAL & ADMINISTRATIVE EXPENSE. General and administrative expenses were $1.6 million in 2002, down $0.5 million or 26% from $2.1 million in 2001. Although general and administrative costs in total dollars decreased due to the reduction in (1) personnel, (2) leased office space, and (3) overall business operations, as a percentage of revenues, these expenses have increased to 66% of total revenues in 2002 compared to 15% for the prior year. This increase is the result of additional legal expenses relating to the RFI and its affiliated partners litigation and employee severance costs incurred during the first quarter following the expiration of the EPA contract.

         OTHER INCOME (EXPENSE). Other expenses, net of other income, were $370,000, the bulk of which arose from the loss on equipment dispositions of $389,000. In the 2001, other income of $28,000 plus interest income of $23,000, less net losses on equipment disposals of $28,000, resulted in other income of $23,000.

         NET INCOME. A net loss of $2,432,938 was recorded during the current year compared to net income of $218,586 for the prior year. The loss in 2002 was the result of the expiration of the EPA contract, reduced profit margins on the water/waste water projects, and being in the start-up phase of the property development business (revenues not expected until 2003).

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

         During the third quarter of 2000, the Company experienced problems collecting receivables from RFI and its affiliated partnerships for work performed at Brownfields projects located at Santa Clarita and Hercules, CA. The severity of the problems caused the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both the projects, with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. At December 31, 2001 receivables from the Santa Clarita project were approximately $2.0 million while those arising from the Hercules project were $3.3 million, for a total of $5.3 million or 74% of total accounts receivable.

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. In August, 2002, the Company entered into a settlement agreement with respect to the Hercules project whereby the Company shall receive $3.2 million plus interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by RFI no later than November 1, 2003. After such time, if the Hercules property has not been sold, the Company may resume all legal actions necessary to secure the amount due at that date. At December 31, 2002, the Company had a receivable of approximately $3.2 million for the Hercules project which has been reclassed to a non-current receivable under Other Assets (See Note P, Contingencies to the Company's Consolidated Financial Statements). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster will provide approximately $901,000 toward the $1,601,000 purchase price of the property, agreed to pay the Company approximately $185,000 for demolition work, and to provide other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. At December 31, 2002, the Company had capitalized $1.1 million of costs related to permits, architectural designs, and land acquisition. The Company will record the $901,000 received from the City of Westminster as a reduction to the cost of the property acquired.

         The Company has completed the demolition work on the project and is currently working on obtaining project financing of approximately $1.6 million. The Company is also negotiating with a general contractor for the construction of the housing units. Construction is expected to begin during the second quarter of 2003. The Company plans to use a real estate marketing firm to handle sales of the housing units. The estimated aggregate sales price of the units is approximately $8.7 million, and the Company believes that revenues from the project could range from $4 to $6 million during 2003.

         The Company has also acquired a five-acre Brownfields remediation site and plans to construct 54 residences providing a total estimated value of $9.5 million. At December 31, 2002, the Company had capitalized $600,000 of costs related to permits, architectural design, and property acquisition. This property is encumbered by an 8%, $300,000 note, due on December 31, 2003. The Company will seek financing for this project later in 2003. However, there can be no assurance that the Company will be successful in obtaining financing for either of these projects on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company's financial position, results of operations, and liquidity.

         The Company's working capital decreased to $1.3 million at December 31, 2002, down $1.6 million from $2.9 million as of December 31, 2001. The change in working capital is the net result of a decrease in current assets of $4.0 million and a decrease in current liabilities of $2.4 million. The decrease in current assets results from collections of combined receivables of $5.3 million, a decrease in cash of $0.1 million, and a combined other current assets of $0.2 million, offset by an increase in land under development of $1.5 million. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $2.6 million, offset by the net increase in notes payable by $0.2 million.

         The Company's cash and cash equivalents decreased approximately $0.1 million to $0.4 million at December 31, 2002 from $0.5 million at December 31, 2001. The decrease in cash and cash equivalents of approximately $0.1 million reflects a reduction in combined receivables and other assets of $5.6 million plus $0.6 million of depreciation and other non-cash charges, less an increase of $1.2 million for capitalized cost for land under development, a decrease of $2.6 million in accounts payable and accrued expenses, and the net loss of $2.4 million. Cash flow from investing activities of $0.1 million is from the sale of equipment. Cash used in financing activities of $0.2 million is primarily for payment of notes and the repurchase of the Company's common stock.

         DEBT FINANCING. In December 2002, the Company issued a note for $300,000 for approximately five acres of land located in Colorado. The Company intends to develop this parcel into an affordable multi-family housing complex. The note bears an interest rate of 8% with monthly interest-only payments beginning February 1, 2003. The principal balance is due December 31, 2003. In addition, as of December 31, 2002, there were no outstanding amounts due under capital leases, nor does the Company have any liability or related risk with any "off-balance sheet financing arrangements".

         CAPITAL COMMITMENTS. At present, the Company has no material commitments with respect to capital expenditures. However, if and when actual residential housing construction begins on the Westminster project, capital expenditures of approximately $7.5 million may be required. Management believes that such capital requirements could be met through secured lending arrangements but can give no assurance that such financing will be available when required, nor under terms acceptable to the Company. Management anticipates some capital expenditures in 2003 which may be funded from working capital, term loans, and/or equipment leases.

        The Company has a lease for its existing facility with such lease expiring in May, 2005. Monthly rentals currently are approximately $6,100 in the aggregate.

        COMMON STOCK DIVIDEND POLICY. Since the capitalization of the Company in 1995, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock. Future earnings, if any, are expected to be retained for the development of the business of the Company.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Please see pages F-1 through F-28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9, 10, 11 AND 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 10, 2003.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       The following financial statements are filed
                           herewith:

                                                                        PAGES
                                                                        -----
                 Report of Independent Certified Public Accountants    F-1  -  F-2
                 Consolidated Balance Sheets                           F-3  -  F-4
                 Consolidated Statements of Operations                         F-5
                 Consolidated Statements of Stockholders' Equity               F-6
                 Consolidated Statements of Cash Flows                 F-7  -  F-8
                 Notes to Consolidated Financial Statements            F-9  -  F-_

                  2. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

                  3.       Exhibits.  The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
    ------                           -----------                                         --------
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

     10.5        Asset Purchase and Assignment Agreement by and         Incorporated by reference to
                 between the Company and CAPE Environmental             Exhibit 10.16 to the Company's
                 Management, Inc.                                       Annual Report on Form 10-K for the year
                                                                        ended December 31, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
    ------                           -----------                                         --------
     10.6        Lease Agreement by and between the Company and Sky     Incorporated by reference to
                 Harbor Associates Limited Partnership                  Exhibit 10.6 to the Company's
                                                                        Annual Report on Form 10-K for the year
                                                                        ended December 31, 1999.

     10.7        Line of Credit with Compass Bank                       Incorporated by reference to Exhibit 10.7
                                                                        to the Company's Annual Report on Form 10-K
                                                                        for the year ended December 31, 2001.

     10.8        Amendment to the Lease Agreement by and between the    Filed herewith electronically
                 Company and Sky Harbor Associates Limited Partnership

     10.9        Development Agreement with the City of Westminster,    To be filed by Amendment
                 CO.

      21         Subsidiaries of the Registrant                         Filed herewith electronically

      23         Consent of Grant Thornton LLP                          Filed herewith electronically

            (b)   Reports on Form 8-K.

                  None.

ITEM 14.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, disclosure controls and procedures were evaluated with respect to effectiveness and operation within 90 days of the filing date of this annual report. Based on this evaluation, the principal executive officer and principal financial officer deem the controls and procedures to be effective. Subsequent to the date of the evaluation, there were no significant changes or other factors that would impact disclosure controls or procedures.

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

                                           CET ENVIRONMENTAL SERVICES, INC.


Dated:  March 31, 2003                 By  /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

           Signature                  Capacity                        Date
/s/ Steven H. Davis                 President,                   March 31, 2003
---------------------------------   Chief Executive Officer,
Steven H. Davis                     Secretary and Director


/s/ Craig C. Barto                  Director                     March 31, 2003
---------------------------------
Craig C. Barto


/s/ John D. Hendrick                Director                     March 31, 2003
---------------------------------
John D. Hendrick


/s/ George Pratt                    Director                     March 31, 2003
---------------------------------
George Pratt


/s/ Dale W. Bleck                   Chief Financial Officer      March 31, 2003
---------------------------------   and Assistant Secretary
Dale W. Bleck

                                 CERTIFICATIONS

I, Steven H. Davis, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                             /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Dale W. Bleck, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                          /s/ Dale W. Bleck
                                            -----------------------------------
                                            Dale W. Bleck
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER OF
                        CET ENVIRONMENTAL SERVICES, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         We certify that, to the best of our knowledge and belief, the Annual Report on Form 10-KSB of CET Environmental Services, Inc. for the period ending December 31, 2002:

         (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of CET Environmental Services, Inc.


       /s/ Steven H. Davis                             /s/ Dale W. Bleck
------------------------------------            -------------------------------
Steven H. Davis                                 Dale W. Bleck
Chief Executive Officer                         Chief Financial Officer
March 31, 2003                                  March 31, 2003

CET ENVIRONMENTAL SERVICES, INC.


FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS



December 31, 2002 and 2001

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
CET Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of CET Environmental Services, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of CET Environmental Services, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP



Denver, Colorado
February 25, 2003

                        CET Environmental Services, Inc.

                           CONSOLIDATED BALANCE SHEET


 ASSETS                                                           December 31,
                                                                      2002
                                                                  -------------
CURRENT ASSETS:
     Cash                                                         $     391,304
     Accounts receivable, less allowance for
         doubtful accounts of $17,094                                   262,400
     Contracts in process less allowance for doubtful
         accounts of $8,944                                              42,295
     Retention receivable                                                27,200
     Other receivables                                                   23,662
     Supplies Inventory                                                  13,972
     Real estate inventories                                          1,700,891
     Prepaid expenses                                                    92,442
                                                                  -------------
                 Total current assets                                 2,554,166
                                                                  -------------

EQUIPMENT AND IMPROVEMENTS:
     Field equipment                                                    160,412
     Vehicles                                                           311,199
     Furniture & fixtures                                                56,647
     Office equipment                                                   145,859
     Leasehold improvements                                              24,931
                                                                  -------------
                                                                        699,048
     Less allowance for depreciation and amortization                  (610,655)
                                                                  -------------
                 Equipment and improvements - net                        88,393
                                                                  -------------

OTHER ASSETS:
     Deposits                                                            12,268
     Accounts receivable - non current                                3,234,739
                                                                  -------------
                 Total other assets                                   3,247,007
                                                                  -------------

                                                                  $   5,889,566
                                                                  =============

        The accompanying notes are an integral part of these statements.
                                      F-3

                        CET Environmental Services, Inc.

                           CONSOLIDATED BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,
                                                                        2002
                                                                    -------------
CURRENT LIABILITIES:
     Accounts payable                                               $     928,586
     Accrued expenses                                                      51,217
     Accrued payroll and benefits                                          27,943
     Notes payable - current                                              300,000
                                                                    -------------
                 Total current liabilities                              1,307,746
                                                                    -------------


COMMITMENTS AND CONTINGENT LIABILITIES                                         --

STOCKHOLDERS' EQUITY:
     Common stock (no par value) - authorized 20,000,000 shares;
         5,757,792 shares issued and outstanding                        8,419,407
     Paid-in capital                                                      104,786
     Accumulated deficit                                               (3,942,373)
                                                                    -------------

                 Total stockholders' equity                             4,581,820
                                                                    -------------

                                                                    $   5,889,566
                                                                    =============

        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year Ended December 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
PROJECT REVENUE                                          $  2,355,920    $ 14,203,582

PROJECT COSTS:
      Direct                                                2,254,308      10,469,510
      Indirect                                                481,830       1,247,512
                                                         ------------    ------------
                                                            2,736,138      11,717,022
                                                         ------------    ------------

              Gross profit                                   (380,218)      2,486,560
                                                         ------------    ------------

OTHER OPERATING EXPENSES:
      Selling                                                 124,307         187,688
      General and administrative                            1,558,230       2,103,809
                                                         ------------    ------------

                                                            1,682,537       2,291,497
                                                         ------------    ------------

              Operating income (loss)                      (2,062,755)        195,063
                                                         ------------    ------------

OTHER INCOME (EXPENSE):
      Loss on sales of equipment                             (389,110)        (27,897)
      Interest income (expense), net                           11,607          23,063
      Other income, net                                         7,320          28,357
                                                         ------------    ------------
                                                             (370,183)         23,523
                                                         ------------    ------------

              Income (loss) before taxes on income         (2,432,938)        218,586
              Provision for income taxes                           --              --
                                                         ------------    ------------
NET INCOME (LOSS)                                        $ (2,432,938)   $    218,586
                                                         ============    ============


Earnings (loss) per common share                         $      (0.42)   $       0.04
                                                         ============    ============

Weighted average number of common shares                    5,779,967       6,076,872
                                                         ============    ============

Earnings (loss) per common share - assuming dilution     $      (0.42)   $       0.04
                                                         ============    ============

Weighted average number of fully diluted common shares      5,779,967       6,089,941
                                                         ============    ============

        The accompanying notes are an integral part of these statements.

                        CET Environmental Services, Inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001

                                             Common stock                                               Total
                                      ----------------------------      Paid-in      (Accumulated    stockholders'
                                        Shares          Amount          capital        deficit)        equity
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2000             6,258,803       8,629,755         104,786     (1,728,021)      7,006,520

Repurchase & retirement of
      common stock through
      Company Stock Repurchase Plan        (92,800)        (48,748)             --             --         (48,748)

Repurchase & retirement of
      common stock from former
      Director of the Company             (189,454)        (75,000)             --             --         (75,000)
Net income for the year                                                                   218,586         218,586
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001             5,976,549    $  8,506,007    $    104,786   $ (1,509,435)   $  7,101,358
                                      ------------    ------------    ------------   ------------    ------------

Repurchase & retirement of
      common stock from former
      Director of the Company             (218,757)        (86,600)             --             --         (86,600)
Net loss for the year                                                                  (2,432,938)     (2,432,938)
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2002             5,757,792    $  8,419,407    $    104,786   $ (3,942,373)   $  4,581,820
                                      ============    ============    ============   ============    ============


        The accompanying notes are an integral part of these statements.
                                      F-6

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                          --------------------------
                                                                             2002           2001
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $(2,432,938)   $   218,586
      Adjustments to reconcile net (loss) income to net cash used in operating activities:
              Depreciation and amortization                                   180,200        391,751
              Loss on disposal of equipment                                   389,110         27,897
              Changes in operating assets and liabilities:
                 Decrease (increase) in accounts receivable                 3,595,604        401,150
                 Decrease (increase) in contracts in process                1,709,579      1,603,729
                 Decrease (increase) in income tax, retention
                      and other receivables                                    33,659        338,474
                 Decrease (increase) in prepaid expenses                      135,818         78,079
                 Decrease (increase) in supplies inventory and deposits       191,802        (84,967)
                 Decrease (increase) in real estate inventories            (1,215,541)      (185,350)
                 Increase (decrease) in accounts payable                   (2,413,122)    (2,895,411)
                 Increase (decrease) in accrued expenses
                    and income taxes                                         (215,054)      (213,392)
                                                                          -----------    -----------
                        Net cash used in
                           operating activities                               (40,883)      (319,454)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                    (2,236)       (14,865)
      Proceeds from sale of equipment                                         149,550         29,500
                                                                          -----------    -----------
                        Net cash provided by
                             investing activities                             147,314         14,635
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on notes payable                                               (98,466)       (17,817)
      Payments on capital leases                                                   --        (37,318)
      Payments on repurchase of common stock                                  (86,600)      (123,748)
                                                                          -----------    -----------
                        Net cash used in
                        financing activities                                 (185,066)      (178,883)
                                                                          -----------    -----------
                        Decrease in cash                                      (78,635)      (483,702)
                                                                          -----------    -----------
Cash at beginning of year                                                     469,939        953,641
                                                                          -----------    -----------

Cash at end of year                                                       $   391,304    $   469,939
                                                                          ===========    ===========


        The accompanying notes are an integral part of these statements.
                                      F-7

                        CET Environmental Services, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Years ended December 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Supplemental disclosures of cash flow information:
      Cash paid during the year
          Interest                                           $     4,226   $    15,072
                                                             ===========   ===========


Noncash investing and financing activities:
      Issuance of note payable for financing of
          insurance premiums                                 $        --   $   228,001
                                                             ===========   ===========

      Issuance of note payable for real estate inventories   $   300,000   $        --
                                                             ===========   ===========



        The accompanying notes are an integral part of these statements.
                                      F-8

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- ORGANIZATION AND DESCRIPTION OF COMPANY

       CET Environmental Services, Inc. ("CET" or the "Company") was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991, Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. The Company has two wholly-owned subsidiaries, Cleanwater Contracting, Inc., a California corporation, and Community Builders, Inc., a Colorado corporation.

       The Company has restructured its business activity and is now focused on property development in urban areas. Initial efforts in this area involve residential housing where land remediation tasks are required in order to achieve the desired result. Reflecting highly competitive pricing and the consequent margin erosion coupled with limited opportunities, the water/wastewater services business will be substantially phased out during the first half of 2003.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                     GENERAL

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

       Accounts Receivable

       Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Supplies Inventory

       Supplies inventory consists of various supplies and materials used in the performance of the services related to the Company's projects and are stated at the lower of cost or market.

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

                           Description                      Depreciable life
                           -----------                      ----------------
                           Field equipment                  7 years
                           Vehicles                         5 years
                           Furniture & fixtures             5 years
                           Office equipment                 5 years

       Income Taxes

       The Company accounts for income taxes on the liability method, which requires that deferred tax assets and liabilities be recorded as expense and income items that are recognized in different periods for financial and income tax reporting purposes.

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

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash accounts and other receivables: The carrying amount approximates fair value due to the short-term maturity.

       Note Payable: The carrying value approximates fair value at the interest rate at December 31, 2002 and is considered to approximate the market rate.

       Use of Estimates

       In preparing financial statements in conformity with accounting principles, generally accepted in the United States of America, management is required to make estimates and assumptions that

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Concentrations of Credit Risk

       The Company's cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size and financial strength. Customer balances are continually monitored to minimize the risk of loss.

       The Company's residential housing segment has two primary projects. Although there were no revenues recorded in the residential housing segment for 2002, these two projects will provide a significant portion of the Company's future revenues and cash flows. If any unforeseen circumstance would interrupt the development and completion of these projects, it would have a material adverse affect on the Company's financial position, results of operations, and liquidity.

       Earnings per Share

       The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options, and warrants, diluted EPS. In 2002, all options were excluded from the computation of potential common shares as the option price exceeded the average market price during the period and the Company incurred a net loss. Similarly, options and warrants of 59,600 and 72,925 were excluded in 2001.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         2002          2001
                                                      ----------    ----------
     Numerator for diluted earnings per share:
             Net income (loss)                        $   (2,433)   $      219
                                                      ==========    ==========

     Denominator:
         Denominator for basic earnings per share -
             weighted average shares outstanding           5,780         6,077

         Effect of dilutive securities:
             Stock options                                    --            13
                                                      ----------    ----------
                 Dilutive potential common shares             --            13

     Denominator for diluted earnings per share:           5,780         6,090
                                                      ==========    ==========

     Basic earnings (loss) per share                  $    (0.42)   $     0.04
                                                      ==========    ==========

     Diluted earnings (loss) per share                $    (0.42)   $     0.04
                                                      ==========    ==========


       In 2002, basic earnings per share data was computed by dividing net loss by weighted average number of common shares outstanding during the period. Diluted earnings-per-share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

       In 2001, basic earnings-per-share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share were adjusted for the assumed conversion of potentially dilutive securities such as stock options.

       Stock-Based Compensation

       SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                    December 31,     December 31,
                                                        2002              2001
                                                    -------------    -------------
        Net loss available to
            common stockholders:

        As reported                                 $  (2,432,938)   $     218,586
        Stock compensation expense                        (13,873)         (52,278)
                                                    -------------    -------------
        Pro forma                                   $  (2,446,811)   $     166,308
                                                    =============    =============


        Basic and diluted net loss available
            to Common Stockholders per
            common share:

        As reported                                 $        (.42)   $         .04
        Pro forma                                   $        (.42)   $         .03

       Segment Information

       CET has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. CET's revenues and expenses are generated from two segments, water/wastewater construction and management, and residential housing development and construction. Transfers and sales between reportable segments, if any, are recorded at cost.

       Recent Accounting Pronouncements

       There have been no recent accounting pronouncements that have had or are expected to have a material effect on the Company's financial position or results of operations.

                  WATER/WASTE WATER CONSTRUCTION AND MANAGEMENT

       Contracts

       Contracts are defined in terms as either fixed price or time-and-materials. A majority of the CET's revenues for 2002 were generated from fixed price contracts whereby revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Time-and-material contracts specify fixed hourly rates for each type of labor hour and reimbursement, which may include a small mark-up, for material, inventories and subcontractor costs. In addition, many of the time and material contracts have a stated maximum contract price, which cannot be exceeded without an authorized change order. Revenue is recorded on time and materials contracts based upon the labor costs incurred as a percentage to estimated total labor costs on the percentage of completion method.

       Contracts in process consist of the accumulated unbilled labor at contracted rates, material, subcontractor costs, and other direct and indirect job costs related to projects in process.

                              PROPERTY DEVELOPMENT

       Real Estate Inventories

       Real estate inventories consist of land under development. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction or development period. Land and improvement costs are allocated within a project based on relative sales value. Actual construction of residential housing is anticipated to begin in 2003. It is not possible to determine the amount of real estate inventory that will be sold during the next year.

       Real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell.

       Revenue Recognition

       Revenues from the sale of real estate inventories will be recognized when a sufficient down payment has been received; financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform significant additional activities after sale and delivery.

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

       In November 1999, following consideration of certain information provided by the Company to the EPA, the EPA's suspension was terminated, and an Administrative Agreement ("Administrative Agreement") between the EPA and the Company was executed. Upon execution of the

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Administrative Agreement, the Company became immediately eligible to bid for, receive, and perform any federal contract or subcontract, or participate in any assistance, loan, or benefit without restriction. In the Administrative Agreement, the Company agreed to cooperate in full with further investigations into the EPA allegations including access to records, availability of Company personnel, certain reporting requirements, audit of EPA billing prior to submission, and certain restrictions of Company assets without notification to the EPA (See Note Q - LEGAL for additional information).

       The fourth and final option period under the existing EPA contract expired on January 8, 2002. At that time, the Company elected not to pursue a new contract with the EPA. The Company has completed the EPA work-orders awarded up to the date of expiration; received payment for final invoices and award fees, other than some incidental amounts for disputed items remaining from the year 2000; closed all EPA related operations and locations; and reduced personnel levels to conform with current operating activities.

NOTE D -- SIGNIFICANT CUSTOMERS

       Historically, a significant portion of the Company's business was from contracts with the EPA. As of December 31, 2002 and 2001, the balance of accounts receivable from the EPA was $0 and $1,737,993, respectively. Revenue from the EPA in 2002 and 2001 amounted to approximately $338,000 and $12 million, or 14% and 87% of annual revenues, respectively. The Company elected not to pursue a new EPA contract, and the existing contract expired on January 8, 2002 (see Notes C and Q).

       The Company performed work for two Brownfields projects located in Hercules and Santa Clarita, CA. During the third quarter of 2000, the Company experienced problems collecting receivables from Remediation Financial, Inc. ("RFI"), and its affiliated partnerships Santa Clarita, LLC and LCRI Investments, LLC, the developers of the two Brownfields projects. The severity of the problems was of such sufficiency to cause the Company to suspend work on the Santa Clarita, CA project. Subsequently, the Company was presented with termination notices for both projects with the Santa Clarita termination effective October 6, 2000 and the Hercules termination effective October 31, 2000. In February, 2002, the Company entered into a settlement agreement with respect to the Santa Clarita project and received $2.1 million reflecting complete recovery of the receivable being carried by the Company for the Santa Clarita project. On August 7, 2002, after a lengthy court-ordered arbitration, the Company entered into an agreement with RFI allowing for the recovery of $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon the sale of the Hercules property (see Note P Contingencies for additional information).

NOTE E -- REAL ESTATE INVENTORIES

       Real estate inventories at December 31, 2002 consist of land under development.

       The Company has signed a development agreement with a Colorado municipality to redevelop a residential real-estate project. The project entails purchasing subject property, demolition and environmental remediation, and construction of new residential housing units and other related structures. Under the Development Agreement, the municipality will provide approximately

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       $901,000 toward the $1,601,000 purchase price of the property, agreed to pay the Company approximately $185,000 for demolition work, and to provide other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. In addition, the Company is engaged in a Brownfields project of approximately five acres in size that entails purchasing subject property, environmental remediation, and construction of residential housing units. At this time, the Company is in the process of building the infrastructure required of such developments but has not commenced construction of the housing units. Accordingly, there has been no revenue recorded on these projects. All direct costs, including land, land development costs, and indirect costs related to development are capitalized during the development period.

NOTE F -- OTHER ASSETS - ACCOUNT RECEIVABLES - NON CURRENT

       The Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003. Due to the uncertainty regarding the timing of the realization of the receivable, the $3.2 million carrying value of the receivable has been reclassified from a current asset to Other Assets, Account receivable - Non-current at December 31, 2002. The Company has not and will not record interest until paid. In the event foreclosure is necessary, the Company believes that the value of its secured interest in the Hercules property is more than sufficient to recover the carrying amount of the Hercules receivable. The prolonged delay in collecting this receivable has impaired the Company's cash flow. (See Note P Contingencies for further information).

NOTE G -- OTHER EQUIPMENT DISPOSALS

       During 2002, equipment dispositions and write-offs consisted of $538,660 of net equipment disposals for cash proceeds of $149,550. The Company recorded a loss of $389,110 on the disposals.

       During 2001, equipment dispositions and write-offs consisted of $55,142 of net equipment disposals for cash proceeds of $29,500 and $54,273 of leased equipment returns. The Company recorded a loss of $25,642 on the disposals plus an additional loss of $2,255 for leased equipment returns.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- NOTES PAYABLE

       Notes payable consists of the following at December 31, 2002:

       Note payable for real estate inventories (land), interest at 8.00%, with monthly interest-only payments of $2,000, principal balance due December
       31, 2003. The land is collateral for the note.                                $300,000
                                                                                     --------
                                                                                     $300,000
       Less current portion                                                           300,000
                                                                                     --------
                                                                                     $     --
                                                                                     ========

NOTE I -- STOCKHOLDERS' EQUITY

       On May 2, 2001, the Company reached an agreement to purchase 631,514 shares of the Company's common stock from a former Director and Executive Vice President of the Company for a maximum of $250,000, or approximately $0.395 per share. Initially, the Company purchased 189,454 shares for $75,000. The remaining 442,060 shares would be purchased for a maximum of $175,000, the payment would be contingent upon receipt of the past due receivables from RFI and its affiliated partners. Under the terms of the agreement, 5% of the proceeds from RFI as collected, up to the maximum of $175,000, would be applied to the purchase of the stock. In February 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partners, the Company purchased 218,757 shares of common stock for $86,600 or $0.395 per share.

NOTE J -- STOCK REPURCHASE PLAN

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

NOTE K -- PROFIT SHARING AND 401(K) PLAN

       The Company maintains a Profit Sharing and a 401(k) Plan covering certain qualified employees, which includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan allows participants to make pretax contributions and the Company is required to match 50% of the first 6% of all elective deferrals. The profit sharing portion of the Plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company's matching 401(k) contributions required by the 401(k) plan were $13,786 and $13,925 for the years ended December 31, 2002 and 2001, respectively. The Company has not made any discretionary contributions under the profit sharing portion of the Plan.

NOTE L -- STOCK OPTIONS

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

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 2002: no expected dividends, expected volatility of 152%, risk-free interest rate of 6.0%, and expected lives of 10 years.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       A summary of the status of the Plan follows:

                                                                                  Weighted
                                                                               average exercise
                                                                Shares         price per share
                                                             --------------    ----------------
              Outstanding at January 1, 2001                        124,600    $         1.43
              Granted                                                    --                --
              Exercised                                                  --                --
              Canceled                                                   --                --
                                                             --------------    --------------
              Outstanding at December 31, 2001                      124,600    $         1.43
                                                             --------------    --------------

              Total exercisable at December 31, 2001                 73,400    $         1.93
                                                             ==============    ==============

              Outstanding at January 1, 2002                        124,600    $         1.43
              Granted                                                 5,000    $          .20
              Exercised                                                  --                --
              Canceled                                              (51,000)             1.30
                                                             --------------    --------------
              Outstanding at December 31, 2002                       78,600    $         1.33
                                                             --------------    --------------

              Total exercisable at December 31, 2002                 55,100    $         1.70
                                                             ==============    ==============

       Weighted average fair value of options granted during the year ended December 31, 2002 is $.20. There were no options granted in 2001.

       The following information applies to options outstanding at December 31, 2002:

                                            Options Outstanding                   Options Exercisable
                                 -------------------------------------------   --------------------------
                                                 Weighted
                                                 average          Weighted                      Weighted
                                                remaining         average                       average
                                    Number      contractual       exercise       Number         exercise
                                 outstanding   life (years)        price       exercisable       price
                                 -----------   -------------    ------------   -----------    -----------
       Range of
       exercise prices
       ---------------
       $0.20 - $0.66                50,000        8.12             $0.41           28,000         $0.43
       $1.30 - $1.95                 7,500        6.44             $1.31            6,000         $1.31
       $3.00 - $4.50                21,100        2.39             $3.50           21,100         $3.50
                                  --------                                      ---------

                                    78,600                                         55,100
                                  ========                                       ========

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M -- TAXES ON INCOME

       A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                              2002          2001
                                           ----------    ----------
          Provision (benefit) for income
             taxes at statutory rate       $ (827,200)   $   74,300
          Change in valuation reserve         917,400        16,400
          Use of operating loss carry
             forwards                              --       (46,800)
          Stock options                            --            --
          Other                               (90,200)       13,200
          Change in prior year estimate            --       (57,100)
                                           ----------    ----------

                                           $       --    $       --
                                           ==========    ==========

       Deferred tax assets and liabilities consist of the following at December 31:

                                                     2002           2001
                                                  -----------    -----------
                Alternative minimum tax credit    $   127,400    $   127,400
                Allowance for doubtful accounts         9,900         39,000
                Other reserves                          7,900         12,300
                NOL carryforward                    1,729,000        871,500
                Other                                 (30,000)      (123,400)
                                                  -----------    -----------
                                                    1,844,200        926,800
                Valuation reserve                  (1,844,200)      (926,800)
                                                  -----------    -----------

                                                  $        --    $        --
                                                  ===========    ===========

       Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

       At December 31, 2002, the Company has net operating carry forwards for regular income tax purposes of approximately $4.5 million which expire in various amounts and in years 2018 through 2022.

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- LEASE COMMITMENTS

       The Company is obligated under certain operating leases for its facilities. The leases expire at various dates through 2005, with appropriate rentals as set forth below. Some leases also provide for payments of taxes and certain common area costs and expenses.

       The following is a summary at December 31, 2002, of the future minimum rents due under noncancelable operating leases:

                        Year ending December 31,
                        ------------------------
                                 2003                            $  83,673
                                 2004                               77,495
                                 2005                               32,800
                                                                 ---------

                                 Total                           $ 193,968
                                                                 =========

       Total rent expense under operating leases for the years ended December 31, 2002 and 2001 was $110,917 and $217,573.

NOTE O -- DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       All of the Company's financial instruments are held for purposes other than trading. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

       The estimated fair values of the Company's financial instruments at December 31, 2002 are as follows:

             2002                                         Carrying amount         Estimated fair value
             ----                                         ---------------         --------------------
             Cash                                            $ 391,304                $ 391,304
             Accounts receivable - current                   $ 262,400                $ 262,400
             Other receivables                               $  23,662                $  23,662
             Note payable                                    $ 300,000                $ 300,000

NOTE P -- CONTINGENCIES

       In conjunction with the contract to provide services described in Note D, the Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of December 31, 2002, LCRI Investment, LLC was in default on their 2001 and 2002 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. LCRI and/or RFI allegedly entered into certain agreements with the note holder and the bond company providing for a temporary forbearance from pursuing their respective

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       claims. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned in Note D, management believes that any amounts paid as a result of the guarantee will be recovered.

       Guarantee Bank has issued a Letter of Credit for $150,000 as collateral for bonding requirements of the Company's water/wastewater treatment and construction efforts.

NOTE Q -- LEGAL

       Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

       Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at December 31, 2002 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

       On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U. S. District Court for the Western District of Washington in which the United States Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third-party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-Up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. No loss provision has been made at December 31, 2002 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

       The Company is also party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations, and liquidity of the Company.

NOTE R -- SEGMENT INFORMATION

       The Company operates in two business segments - water/wastewater construction and management, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

                                                                Water/wastewater
                                                 Residential     Construction &
       December 31, 2002                           Housing          Management            Total
                                               ---------------   ---------------    ---------------
             Revenues                          $            --   $         2,356    $         2,356

             Segment profit (loss)             $            --   $        (2,433)   $        (2,433)

             Interest revenue (expense) net    $            --   $            12    $            12
             Depreciation and amortization     $                 $           180    $           180
             Segment assets                    $         1,701   $         4,189    $         5,890

             Expenditures for segment assets   $           215   $             2    $         1,217

       December 31, 2001

             Revenues                          $            --   $        14,204    $        14,204

             Segment profit (loss)             $            --   $           219    $           219

             Interest revenue (expense) net    $            --   $            23    $            23
             Depreciation and amortization     $            --   $           392    $           392

                        CET ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE S -- SUBSEQUENT EVENTS

       401(K) Plan

       The Company has made the decision to terminate the CET Environmental Services, Inc. 401(K) Plan effective April 1, 2003.

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION                                               LOCATION
    ------                           -----------                                               --------
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

     10.5        Asset Purchase and Assignment Agreement by and              Incorporated by reference to
                 between the Company and CAPE Environmental                  Exhibit 10.16 to the Company's
                 Management, Inc.                                            Annual Report on Form 10-K for the year
                                                                             ended December 31, 1999.

     10.6        Lease Agreement by and between the Company and Sky          Incorporated by reference to
                 Harbor Associates Limited Partnership                       Exhibit 10.6 to the Company's
                                                                             Annual Report on Form 10-K for the year
                                                                             ended December 31, 1999.

     10.7        Line of Credit with Compass Bank                            Incorporated by reference to Exhibit 10.7
                                                                             to the Company's Annual Report on Form 10-K
                                                                             for the year ended December 31, 2001.

     10.8        Amendment to the Lease Agreement by and between the         Filed herewith electronically
                 Company and Sky Harbor Associates Limited Partnership

     10.9        Development Agreement with the City of Westminster,         To be filed by Amendment
                 CO.

     21          Subsidiaries of the Registrant                              Filed herewith electronically

     23          Consent of Grant Thornton LLP                               Filed herewith electronically
