Form 10KSB/A
period 2002-12-31
CET ENVIRONMENTAL SERVICES INC
filed 2003-04-09
CIK 944627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                  For the Fiscal Year Ended: DECEMBER 31, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURIITES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________
                           Commission File No. 1-13852

                        CET ENVIRONMENTAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                       CALIFORNIA                                                    33-0285964
--------------------------------------------------------------         ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

      7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO                                    80112
      -----------------------------------------------                                 ---------
         (Address of Principal Executive Offices)                                     (Zip code)


         Issuer's telephone number:  (720) 875-9115

         Securities registered pursuant to Section 12(b) of the Act:
         Title of single class:     Name of exchange on which registered:
         COMMON STOCK               AMERICAN STOCK EXCHANGE
         ------------               -----------------------

         Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X}Yes [ ] No

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
                           herewith:


                 -----------------------------------------------------------------------------
                                                                                     PAGES
                 -----------------------------------------------------------------------------
                 Report of Independent Certified Public Accountants                F-1 -  F-2
                 -----------------------------------------------------------------------------
                 Consolidated Balance Sheets                                       F-3 -  F-4
                 -----------------------------------------------------------------------------
                 Consolidated Statements of Operations                                    F-5
                 -----------------------------------------------------------------------------
                 Consolidated Statements of Stockholders' Equity                          F-6
                 -----------------------------------------------------------------------------
                 Consolidated Statements of Cash Flows                             F-7 -  F-8
                 -----------------------------------------------------------------------------
                 Notes to Consolidated Financial Statements                        F-9 - F-24
                 -----------------------------------------------------------------------------


                  2. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

                  3.       Exhibits.  The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
---------------- ----------------------------------------------------- ---------------------------------------------
      3.1        Amended and Restated Articles of Incorporation        Incorporated by reference to Exhibit 3.1 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

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

    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
---------------- ----------------------------------------------------- ---------------------------------------------
     10.6        Lease Agreement by and between the Company and Sky     Incorporated by reference to
                 Harbor Associates Limited Partnership                  Exhibit 10.6 to the Company's
                                                                        Annual Report on Form 10-K for
                                                                        the year ended December 31, 1999.

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

     10.8        Amendment to the Lease Agreement by and between the    Previously Filed
                 Company and Sky Harbor Associates Limited Partnership

     10.9        Development Agreement with the City of Westminster,    Filed herewith electronically
                 CO.

     21          Subsidiaries of the Registrant                         Previously Filed

     23          Consent of Grant Thornton LLP                          Previously Filed


(b)      Reports on Form 8-K.
         --------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CET ENVIRONMENTAL SERVICES, INC.


Dated:  April 9, 2003                   By /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Steven H. Davis, certify that:

         1. I have reviewed this amendment to the annual report on Form 10-KSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 9, 2003                      /s/ Steven H. Davis
                                           -------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, Dale W. Bleck, certify that:

         1. I have reviewed this amendment to the annual report on Form 10-KSB of CET Environmental Services, Inc.;

         2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  April 9, 2003                            /s/ Dale W. Bleck
                                                 -------------------------------
                                                 Dale W. Bleck
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER OF
                        CET ENVIRONMENTAL SERVICES, INC.
                       PURSUANT TO 18 U.S.C. SECTION 1350


         We certify that, to the best of our knowledge and belief, the Amendment to the Annual Report on Form 10-KSB of CET Environmental Services, Inc. for the period ending December 31, 2002:

         (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report, as amended, fairly presents, in all material respects, the financial condition and results of operation of CET Environmental Services, Inc.


   /s/ Steven H. Davis                                /s/ Dale W. Bleck
----------------------------                  ----------------------------------
Steven H. Davis                               Dale W. Bleck
Chief Executive Officer                       Chief Financial Officer
April 9, 2003                                 April 9, 2003

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                           DESCRIPTION                                         LOCATION
---------------- ----------------------------------------------------- ---------------------------------------------
      3.1        Amended and Restated Articles of Incorporation        Incorporated by reference to Exhibit 3.1 to
                                                                       the Company's Form SB-2 Registration
                                                                       Statement No. 33-91602

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

     10.8        Amendment to the Lease Agreement by and between the   Previously Filed
                 Company and Sky Harbor Associates Limited Partnership

     10.9        Development Agreement with the City of Westminster,   Filed herewith electronically
                 CO.

     21          Subsidiaries of the Registrant                        Previously Filed

     23          Consent of Grant Thornton LLP                         Previously Filed