Form 10QSB
period 2003-03-31
CET ENVIRONMENTAL SERVICES INC
filed 2003-05-15
CIK 944627

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

                  For the quarterly period ended MARCH 31, 2003


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


As of April 30, 2003, 5,757,792 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31,
                                                                                            2003                  DECEMBER 31,
                                                                                         (UNAUDITED)                  2002
                                                                                      ------------------      --------------------
                                     ASSETS

      CURRENT ASSETS:
               Cash...........................................................              $   176,085              $    391,304
               Accounts receivable, less allowance for doubtful accounts of
                 $17,904 in 2003 and 2002.....................................                  160,614                   262,400

               Contracts in process, less allowance for doubtful accounts of
                 $8,944 in 2003 and 2002......................................                    5,556                    42,295

               Retention receivable...........................................                   21,921                    27,200
               Other receivables..............................................                    7,000                    23,662
               Supplies inventories...........................................                   13,972                    13,972
               Real-estate inventories........................................                1,804,061                 1,700,891
               Prepaid expenses...............................................                   65,686                    92,442
                                                                                      ------------------      --------------------
                        Total Current Assets..................................                2,254,895                 2,554,166
                                                                                      ------------------      --------------------

      EQUIPMENT AND IMPROVEMENTS:
               Field equipment................................................                  160,412                   160,412
               Vehicles.......................................................                  311,199                   311,199
               Furniture & fixtures...........................................                   56,647                    56,647
               Office equipment...............................................                  145,859                   145,859
               Leasehold improvements.........................................                   24,931                    24,931
                                                                                      ------------------      --------------------
                                                                                                699,048                   699,048
               Less allowance for depreciation and amortization...............                 (622,292)                 (610,655)
                                                                                      ------------------      --------------------
                        Equipment and improvements, net.......................                   76,756                    88,393
                                                                                      ------------------      --------------------

      OTHER ASSETS:
               Deposits.......................................................                    9,090                    12,268
               Accounts receivable - non current..............................                3,196,696                 3,234,739
                                                                                      ------------------      --------------------
                        Total Other Assets....................................                3,205,786                 3,247,007
                                                                                      ------------------      --------------------

                                                                                      ==================      ====================
                                                                                           $  5,537,437             $   5,889,566
                                                                                      ==================      ====================




        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                         MARCH 31,
                                                                                                            2003       DECEMBER 31,
                                                                                                        (UNAUDITED)       2002
                                                                                                       -----------     -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
             Accounts payable .....................................................................    $   770,604     $   928,586
             Accrued expenses .....................................................................            652          51,217
             Accrued payroll and benefits .........................................................         37,392          27,943
             Notes payable - current ..............................................................        300,000         300,000
                                                                                                       -----------     -----------
                      Total current liabilities ...................................................      1,108,648       1,307,746
                                                                                                       -----------     -----------

    COMMITMENTS AND CONTINGENT LIABILITIES ........................................................             --              --

    STOCKHOLDERS' EQUITY:

             Common stock (no par value) - authorized 20.0 million shares;
                 5,757,792 shares issued and outstanding in 2003 and 2002,
                 respectively .....................................................................      8,419,407       8,419,407
             Paid-in capital ......................................................................        104,786         104,786
             Accumulated deficit ..................................................................     (4,095,404)     (3,942,373)
                                                                                                       -----------     -----------
                      Total stockholders' equity ..................................................      4,428,789       4,581,820
                                                                                                       -----------     -----------
                                                                                                       $ 5,537,437     $ 5,889,566
                                                                                                       ===========     ===========







        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          QUARTER ENDED,
                                                                                   --------------------------
                                                                                     MARCH 31,     MARCH 31,
                                                                                       2003           2002
                                                                                   -----------    -----------

     PROJECT REVENUE ...........................................................   $   425,759    $ 1,032,274

     PROJECT COSTS:
              Direct ...........................................................       340,947        771,729
              Indirect .........................................................        38,778        246,395
                                                                                   -----------    -----------
                                                                                       379,725      1,018,124
                                                                                   -----------    -----------
                       Gross profit (loss) .....................................        46,034         14,150
                                                                                   -----------    -----------

     OPERATING EXPENSES:
              Selling ..........................................................        11,758         33,591
              General and administrative .......................................       188,116        665,945
                                                                                   -----------    -----------
                                                                                       199,874        699,536
                                                                                   -----------    -----------
                       Operating loss ..........................................      (153,840)      (685,386)
                                                                                   -----------    -----------

     OTHER INCOME (EXPENSE):
              Loss on sale of equipment ........................................            --       (383,761)
              Interest expense, net ............................................        (1,634)          (269)
              Other income, net ................................................         2,443          1,002
                                                                                   -----------    -----------
                                                                                           809       (383,028)
                                                                                   -----------    -----------
                       Income (loss) before income taxes .......................      (153,031)    (1,068,414)
                                                                                   -----------    -----------

                       Provision for income taxes ..............................            --             --

                                                                                   -----------    -----------
     NET INCOME (LOSS) .........................................................   $  (153,031)   $(1,068,414)
                                                                                   ===========    ===========

     Earnings (loss) per common share ..........................................   $     (0.03)   $     (0.18)
                                                                                   ===========    ===========
     Weighted average number of common shares outstanding ......................     5,757,792      5,847,725
                                                                                   ===========    ===========

     Earnings (loss) per common share - assuming dilution ......................   $     (0.03)   $     (0.18)
                                                                                   ===========    ===========
     Weighted average number of fully diluted common shares outstanding ........     5,757,792      5,847,725
                                                                                   ===========    ===========










        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         QUARTER ENDED,
                                                                                                   --------------------------
                                                                                                    MARCH 31,      MARCH 31,
                                                                                                      2003           2002
                                                                                                   -----------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss) ..................................................................  $  (153,031)   $(1,068,414)
             Adjustments to reconcile net loss to net cash provided by (used in)
                 operating activities:
                      Depreciation and amortization .............................................       11,637         64,869
                      Loss on disposal of equipment .............................................           --        383,761
                      Changes in operating assets and liabilities:
                               Decrease in accounts receivable ..................................      101,786      2,702,524
                               Decrease in contracts in process .................................       36,739      1,491,894
                               Decrease (Increase) in retention and other receivables ...........       59,984        (70,335)
                               Decrease in prepaid expenses .....................................       26,756         72,598
                               Decrease in inventory and deposits ...............................        3,178        110,329
                               Increase in real-estate inventories ..............................     (103,170)       (75,923)
                               Decrease in accounts payable .....................................     (157,982)    (2,250,875)
                               (Decrease) Increase in accrued expenses ..........................      (41,116)       183,079
                                                                                                   -----------    -----------
                                        Net cash provided by (used in) operating activities......     (215,219)     1,543,507
                                                                                                   -----------    -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                                   -----------    -----------
                                        Net cash provided by investing activities ...............           --             --
                                                                                                   -----------    -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
                               Payments on notes ................................................           --        (73,573)
                               Payments on repurchases of common stock ..........................           --        (86,600)
                                                                                                   -----------    -----------
                                               Net cash used in financing activities ............           --       (160,173)
                                                                                                   -----------    -----------

    INCREASE (DECREASE) IN CASH: ................................................................     (215,219)     1,383,334
    CASH AT BEGINNING OF PERIOD: ................................................................      391,304        469,939
                                                                                                   -----------    -----------
    CASH AT END OF PERIOD: ......................................................................  $   176,085    $ 1,853,273
                                                                                                   ===========    ===========







        The accompanying notes are an integral part of these statements.

                        CET ENVIRONMENTAL SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for quarter ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

         In 2003 and 2002, basic earnings per share data was computed by dividing net loss by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants as their effect would have been anti-dilutive.

NOTE 3. STOCK-BASED COMPENSATION. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans.

         Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                                               Quarter Ended   Quarter Ended
                                                                                                 March 31,       March 31,
                                                                                                    2003           2002
                                                                                               -------------   -------------
                     Net loss available to common stockholders:

                     As reported .............................................................   $(153,031)     $(1,068,414)

                     Stock compensation expense ..............................................      (2,070)          (3,468)
                                                                                                 ---------      -----------
                     Pro forma ...............................................................   $(155,101)     $(1,071,882)
                                                                                                 =========      ===========

                     Basic and diluted net loss available to Common Stockholders per common share:

                     As reported .............................................................   $    (.03)     $      (.18)
                     Pro forma ...............................................................   $    (.03)     $      (.18)



NOTE 4. SEGMENT INFORMATION. The Company operates in two business segments - water/wastewater construction and management, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. For the quarter ended March 31, 2002, the Company operated in one business segment. A summary of the Company's business segments is shown below (in thousands).

                                                                                  Water/wastewater
                                                                    Residential     Construction &
          March 31, 2003                                              Housing           Management      Total
          ----------------------                                   ---------------------------------------------

             Revenues .............................................   $    --          $   426          $   426

             Segment profit (loss) ................................   $   (22)         $  (131)         $  (153)

             Interest revenue (expense) net .......................   $    --          $    (2)         $    (2)
             Depreciation and amortization ........................   $    --          $    12          $    12
             Segment assets .......................................   $ 1,804          $ 3,733          $ 5,537

             Expenditures for segment assets ......................   $   103          $    --          $   103


NOTE 5.  OTHER ASSETS - ACCOUNTS RECEIVABLE - NON CURRENT - On August 7,
         2002, after a lengthy court-ordered arbitration, the Company entered into an agreement with Remediation Financial, Inc. ("RFI") allowing for the recovery of $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. Due to the uncertainty regarding the timing of the realization of the receivable, the $3.2 million carrying value of the receivable has been classified as a non-current asset, and the Company will not record interest until paid. In the event foreclosure is necessary, the Company believes that the value of its secured interest in the Hercules property is more than sufficient to recover the carrying amount of the Hercules receivable. The prolonged delay in collecting this receivable has impaired the Company's cash flow (see Note 7, Contingencies).

NOTE 6. REAL-ESTATE INVENTORIES - The Company has signed a development agreement with a Colorado municipality to redevelop a residential real-estate project. The project entails purchasing subject property, demolition and environmental remediation, and construction of new residential housing units and other related structures. Under the Development Agreement, the municipality has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company recorded the $901,000 received from the City of Westminster as a reduction to the cost of the property acquired. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. In addition, the Company is engaged in a Brownfields project of approximately five acres in size that entails purchasing subject property, environmental remediation, and construction of residential housing units. At this time, the Company is in the process of building the infrastructure required of such developments but has not commenced construction of the housing units. Accordingly, there has been no revenue recorded on these projects. All direct costs, including land, land development costs, and indirect costs related to development are capitalized during the development period.

NOTE 7. CONTINGENCIES - On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously-filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003. Due to the uncertainty regarding the timing of the realization of the receivable, the Company has not and will not record interest until paid.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278 which are made by LCRI Investments, LLC. As of March 31, 2003, LCRI Investment, LLC was in default on their 2001, 2002, and 2003 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. LCRI and/or RFI allegedly entered into certain agreements with the note holder and the bond company providing for a temporary forbearance from pursuing their respective claims. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

NOTE 8. LEGAL - Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at March 31, 2003 relating to this matter as the probable outcome is unknown.

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company strongly disputes and rejects the allegations upon which the lawsuit is based. No loss provision has been made at March 31, 2003 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.


NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS -- The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently-available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

         PROJECT REVENUE. Project revenues were $426,000 in 2003, down $606,000 from $1,032,000 in 2002. The Company's contract with the EPA expired on January 8, 2002 and there were no revenues in the current quarter from the EPA compared to $336,000 in the first quarter of 2002. In addition, there were no non-EPA commercial revenues in the current quarter compared to $214,000 in the first quarter of 2002. Most of revenues for the current quarter were derived from water/wastewater projects of approximately $358,000, down slightly from the first quarter 2002 revenues of $410,000.

         DIRECT COSTS. Direct costs were $341,000 in 2003, down $431,000 from $772,000 in 2002. As a percentage of revenue, direct costs for 2003 were 80%, up from 75% in 2002. The narrowing margins are due to a highly competitive bidding environment in the water/wastewater business.

         INDIRECT COSTS. Indirect project costs were $39,000 in 2003, a decrease of $207,000 from $246,000 in 2002. As a percentage of revenue, indirect costs for 2003 were 9%, down from 24% in 2002. The decrease largely reflects the absence of close-out costs related to the expiration of the EPA contract.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $188,000 in 2003, down $478,000 from $666,000 in 2002. This decrease arises from the reductions in Company personnel and office space related to the EPA contract expiration.

         OTHER INCOME (EXPENSE). Other income, net of other expenses, was $1,000. In the year-earlier period, the loss on equipment dispositions of $384,000, net of other income, resulted in a loss of $383,000.

         NET INCOME (LOSS). A net loss of $153,000 was recorded during the current quarter compared to the net loss of $1,068,000 in the first quarter of 2002. The loss in 2003 was primarily due to reduced margins in the water/wastewater business.

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

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. In August, 2002, the Company entered into a settlement agreement with respect to the Hercules project whereby the Company shall receive $3.2 million plus interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by RFI no later than November 1, 2003. After such time, if the Hercules property has not been sold, the Company may resume all legal actions necessary to secure the amount due at that date. At March 31, 2003, the Company had a receivable of approximately $3.2 million for the Hercules project which has been classified as Non Current (see Note 5, Other Assets and Note 7, Contingencies). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At March 31, 2003, the Company had capitalized $1.2 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received from the City of Westminster as a reduction to the cost of the property acquired.

         The Company has completed the demolition work on the project and is currently working on obtaining project financing of approximately $1.6 million. The Company has signed a contract with a general contractor for the construction of the housing units. Construction is expected to begin during the second quarter of 2003. The Company plans to use a real estate marketing firm to handle sales of the housing units. The estimated aggregate sales price of the units is approximately $8.7 million, and the Company believes that revenues from the project could range from $4 to $6 million during 2003.

         The Company has also acquired a five-acre Brownfields remediation site and plans to construct 54 residences providing a total estimate value of $9.5 million. At March 31, 2003, the Company had capitalized $600,000 of costs related to permits, architectural design, and property acquisition. This property is encumbered by an 8%, $300,000 note, due on December 31, 2003. The Company will seek financing for this project later in 2003. However, there can be no assurance that the Company will be successful in obtaining financing for either of these projects on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company financial position, results of operations, and liquidity.

         As noted in the Annual Report on Form 10-KSB for 2002, the Company is withdrawing from the water/wastewater services business because of the limited potential opportunities and the highly competitive pricing practices being encountered. Existing contracts will be substantially completed by mid-year and expect to generate $150,000 of revenue.

         The Company's working capital decreased to $1.1 million as of March 31, 2003, down $100,000 from $1.2 million as of December 31, 2002. The change in working capital is the net result of a decrease in current assets of $299,000 and a decrease in current liabilities of $199,000. The decrease in current assets results from collections of combined receivables of $138,000, a decrease in cash of $215,000, and a decrease in combined other current assets of $49,000, offset by an increase in real estate inventories of $103,000. The decrease in current liabilities results primarily from payment of accounts payable and accrued liabilities of $199,000.

         The Company's cash and cash equivalents decreased approximately $215,000 to $176,000 at March 31, 2003 from $391,000 at December 31, 2002. The decrease in cash and cash equivalents is largely the result of an increase in real estate inventories and the incurred net loss.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously-filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company shall receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. After such date, if the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003.

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

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. No loss provision has been made at March 31, 2003 relating to this matter as the probable outcome is unknown.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  Exhibit 99.1              Certification of Steven H. Davis
                  Exhibit 99.2              Certification of Dale W. Bleck

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CET ENVIRONMENTAL SERVICES, INC.



Dated:  May 13, 2003                  By:       /s/ Steven H. Davis
                                            ------------------------------------
                                                 Steven H. Davis, President, and
                                                 Chief Executive Officer



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

Dated: May 13, 2003                        /s/ Steven H. Davis
                                     -------------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


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

Dated: May 13, 2003                                /s/ Dale W. Bleck
                                            ------------------------------------
                                                   Dale W. Bleck
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  Exhibit Index

                     Ex No.                        Description


                  Exhibit 99.1              Certification of Steven H. Davis
                  Exhibit 99.2              Certification of Dale W. Bleck