Form 10QSB
period 2003-06-30
CET SERVICES INC
filed 2003-08-11
CIK 944627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission File Number 1-13852

                               CET SERVICES, INC.
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

                        CET ENVIRONMENTAL SERVICES, INC.
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 15, 2003, 5,757,792 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,
                                                                            2003        DECEMBER 31,
                                                                         (UNAUDITED)       2002
                                                                         -----------    -----------
                                     ASSETS
CURRENT ASSETS:
         Cash ........................................................   $   738,445    $   391,304
         Restricted cash .............................................       200,000              -
         Accounts receivable, less allowance for doubtful accounts of
           $17,904 in 2003 and 2002 ..................................        52,060        262,400

         Contracts in process, less allowance for doubtful accounts of
           0$ in 2003 and $8,944 in 2002 .............................             -         42,295

         Retention receivable ........................................         2,779         27,200
         Other receivables ...........................................             -         23,662
         Income tax receivable .......................................       127,393              -
         Supplies inventories ........................................         4,565         13,972
         Real-estate inventories .....................................     1,881,756      1,700,891
         Prepaid expenses ............................................        18,584         92,442
                                                                         -----------    -----------
                  Total Current Assets ...............................     3,025,582      2,554,166
                                                                         -----------    -----------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment .............................................        87,984        160,412
         Vehicles ....................................................         4,073        311,199
         Furniture & fixtures ........................................        56,647         56,647
         Office equipment ............................................       137,474        145,859
         Leasehold improvements ......................................        24,931         24,931
                                                                         -----------    -----------
                                                                             311,109        699,048
         Less allowance for depreciation and amortization ............      (247,749)      (610,655)
                                                                         -----------    -----------
                  Equipment and improvements, net ....................        63,360         88,393
                                                                         -----------    -----------

OTHER ASSETS:
         Deposits ....................................................         9,130         12,268
         Accounts receivable - non current ...........................     2,875,000      3,234,739
                                                                         -----------    -----------
                  Total Other Assets .................................     2,884,130      3,247,007
                                                                         -----------    -----------

                                                                         $ 5,973,072    $ 5,889,566
                                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                                CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,
                                                                            2003        DECEMBER 31,
                                                                         (UNAUDITED)        2002
                                                                         ------------   -----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable ............................................   $   654,419    $   928,586
         Accrued expenses ............................................        17,719         51,217
         Accrued payroll and benefits ................................        32,370         27,943
         Construction loan ...........................................        29,076              -
         Notes payable - current .....................................       600,000        300,000
                                                                         -----------    -----------
                  Total current liabilities ..........................     1,333,584      1,307,746
                                                                         -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES ...............................             -              -

STOCKHOLDERS' EQUITY:

         Common stock (no par value) - authorized 20.0 million shares;
             5,757,792 shares issued and outstanding in 2003 and 2002,
             respectively ............................................     8,419,407      8,419,407

         Paid-in capital .............................................       104,786        104,786

         Accumulated deficit .........................................    (3,884,705)    (3,942,373)
                                                                         -----------    -----------

                  Total stockholders' equity .........................     4,639,488      4,581,820
                                                                         -----------    -----------

                                                                         $ 5,973,072    $ 5,889,566
                                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                                CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                     ---------------------------
                                                                       JUNE 30,       JUNE 30,
                                                                         2003           2002
                                                                     ------------   ------------
PROJECT REVENUE ..................................................   $   151,376    $   547,858

PROJECT COSTS:
         Direct ..................................................       111,295        723,370
         Indirect ................................................        36,867        126,203
                                                                     -----------    -----------
                                                                         148,162        849,573
                                                                     -----------    -----------
                  Gross profit (loss) ............................         3,214       (301,715)
                                                                     -----------    -----------

OPERATING EXPENSES:
         Selling .................................................           954         27,730
         General and administrative ..............................       262,035        395,021
         Bad debt recovery, net ..................................      (278,421)             -
                                                                     -----------    -----------
                                                                         (15,432)       422,751
                                                                     -----------    -----------
                  Operating profit (loss) ........................        18,646       (724,466)
                                                                     -----------    -----------

OTHER INCOME:
         Gain on sale of equipment ...............................        64,418            861
         Interest income, net ....................................           243          6,557
         Other income ............................................            (1)            88
                                                                     -----------    -----------
                                                                          64,660          7,506
                                                                     -----------    -----------
                  Income (loss) before income taxes ..............        83,306       (716,960)
                                                                     -----------    -----------

INCOME TAX BENEFIT ...............................................       127,393              -

                                                                     -----------    -----------
NET INCOME (LOSS) ................................................   $   210,699    $  (716,960)
                                                                     ===========    ===========

Earnings (loss) per common share - basic .........................   $      0.04    $     (0.12)
                                                                     ===========    ===========
Weighted average number of common shares outstanding .............     5,757,792      5,757,792
                                                                     ===========    ===========

Earnings (loss) per common share - diluted .......................   $      0.04    $     (0.12)
                                                                     ===========    ===========
Weighted average number of fully diluted common shares outstanding     5,758,490      5,757,792
                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                                CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                     ---------------------------
                                                                       JUNE 30,       JUNE 30,
                                                                         2003           2002
                                                                     ------------   ------------
PROJECT REVENUE ..................................................   $   577,135    $ 1,580,132

PROJECT COSTS:
         Direct ..................................................       452,242      1,495,099
         Indirect ................................................        75,645        372,598
                                                                     -----------    -----------
                                                                         527,887      1,867,697
                                                                     -----------    -----------
                  Gross profit (loss) ............................        49,248       (287,565)
                                                                     -----------    -----------

OPERATING EXPENSES:
         Selling .................................................        12,712         61,321
         General and administrative ..............................       450,151      1,090,966
         Bad debt recovery, net ..................................      (278,421)       (30,000)
                                                                     -----------    -----------
                                                                        (184,442)     1,122,287
                                                                     -----------    -----------
                  Operating loss .................................      (135,194)    (1,409,852)
                                                                     -----------    -----------

OTHER INCOME (EXPENSE):
         Gain (loss) on sale of equipment ........................        64,418       (382,900)
         Interest income (expense), net ..........................        (1,391)         6,288
         Other income ............................................         2,442          1,090
                                                                     -----------    -----------
                                                                          65,469       (375,522)
                                                                     -----------    -----------
                  Income (loss) before income taxes ..............       (69,725)    (1,785,374)
                                                                     -----------    -----------

INCOME TAX BENEFIT ...............................................       127,393              -

                                                                     -----------    -----------
NET INCOME (LOSS) ................................................   $    57,668    $(1,785,374)
                                                                     ===========    ===========

Earnings (loss) per common share - basic .........................   $      0.01    $     (0.31)

                                                                     ===========    ===========
Weighted average number of common shares outstanding .............     5,757,792      5,802,510
                                                                     ===========    ===========

Earnings (loss) per common share - diluted .......................   $      0.01    $     (0.31)
                                                                     ===========    ===========
Weighted average number of fully diluted common shares outstanding     5,758,299      5,802,510
                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                                CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED,
                                                                                          ---------------------------
                                                                                            JUNE 30,       JUNE 30,
                                                                                              2003           2002
                                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss) ............................................................   $    57,668    $(1,785,374)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization .......................................        21,900        105,208
                  Loss (gain) on disposal of equipment ................................       (64,418)       382,900
                  Changes in operating assets and liabilities:
                           Decrease in accounts receivable ............................       210,340      3,675,601
                           Decrease in contracts in process ...........................        42,295      1,678,369
                           Decrease (increase) in retention and other receivables .....        48,083       (171,395)
                           Increase in income tax receivable ..........................      (127,393)             -
                           Decrease in prepaid expenses ...............................        73,858        160,254
                           Decrease in inventory and deposits .........................       372,284        110,330
                           Increase in real-estate inventories ........................      (180,865)      (357,376)
                           Decrease in accounts payable ...............................      (274,167)    (2,477,086)
                           Decrease in accrued expenses ...............................       (29,071)      (195,995)
                                                                                          -----------    -----------
                             Net cash provided by (used in) operating activities ......       150,514      1,125,436
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                           Purchases of vehicles ......................................        (4,073)             -
                           Proceeds for sales of equipment ............................        71,624        146,363
                           Increase in restricted cash ................................      (200,000)             -
                                                                                          -----------    -----------
                             Net cash provided by (used in) investing activities ......      (132,449)       146,363
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                           Proceeds from construction loan ............................        29,076              -
                           Proceeds from issuance of notes ............................       300,000              -
                           Payments on notes ..........................................             -        (98,466)
                           Payments on repurchases of common stock ....................             -        (86,600)
                                                                                          -----------    -----------
                             Net cash provided by (used in) financing activities ......       329,076       (185,066)
                                                                                          -----------    -----------

INCREASE IN CASH: .....................................................................       347,141      1,086,733

CASH AT BEGINNING OF PERIOD: ..........................................................       391,304        469,939
                                                                                          -----------    -----------

CASH AT END OF PERIOD: ................................................................   $   738,445    $ 1,556,672
                                                                                          ===========    ===========

        The accompanying notes are an integral part of these statements.

                                CET SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

        In 2003, basic earnings per share data was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was adjusted for the assumed dilution, using the treasury stock method, of potentially dilutive securities including stock options and warrants to purchase common stock. The weighted average number of fully diluted common shares outstanding includes 698 shares and 507 shares for the three months and six months ended June 30, 2003, respectively, representing the dilutive effect of stock options.

        In 2002, basic earnings per share data was computed by dividing net loss by weighted average number of common shares outstanding during the period. Diluted earnings per share computations do not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

        Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                         Three Months Ended   Three Months Ended
                                               June 30,            June 30,
                                                2003                 2002
                                         ------------------   ------------------
Net profit (loss) available to
  Common stockholders:

As reported                                  $ 210,699             $(716,960)
Stock compensation expense                      (1,329)               (3,468)
                                             ---------             ---------
Pro forma                                    $ 209,370             $(720,428)
                                             =========             =========

Basic and diluted net loss available to
 Common Stockholders per common share:

As reported                                  $    0.04             $   (0.12)
Pro forma                                    $    0.04             $   (0.12)

                                                        Six Months Ended   Six Months Ended
                                                             June 30,          June 30,
                                                               2003              2002
                                                        ----------------   ----------------
Net profit (loss) available to Common stockholders:

As reported                                               $    57,668         $(1,785,374)
Stock compensation expense                                     (3,399)             (6,936)
                                                          -----------         -----------
Pro forma                                                 $    54,269         $(1,792,310)
                                                          ===========         ===========

Basic and diluted net loss available to Common
  Stockholders per common share:

As reported                                               $      0.01         $     (0.31)
Pro forma                                                 $      0.01         $     (0.31)

NOTE 4. SEGMENT INFORMATION. The Company operates in two business segments - water/wastewater construction, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

                                   Residential   Water/wastewater
       June 30, 2003                 Housing       Construction     Corporate    Total
------------------------------     -----------   ----------------   ---------   -------
Revenues                             $     -         $   577         $     -    $   577

Segment profit (loss)                $   (44)        $    59         $    43    $    58

Interest revenue (expense) net       $     -         $    (1)        $     -    $    (1)
Depreciation and amortization                        $     4         $    18    $    22
Segment assets                       $ 1,882         $    79         $ 4,012    $ 5,973

Expenditures for segment assets      $   181         $     -         $     4    $   185

NOTE 5. RESTRICTED CASH. Under the terms of the $1.6 million construction loan from Vectra Bank, the Company is required to maintain a $200,000 money market account as part of its collateral (see Note 10. Construction
        Loan).

NOTE 6. INCOME TAX RECEIVABLE. Management has filed amended tax returns for fiscal year 1998 and 2000 in order to utilize net operating loss carrybacks. As a result, the Company has recorded a $127,393 income tax receivable.

NOTE 7. OTHER ASSETS - ACCOUNTS RECEIVABLE - NON CURRENT. On August 7, 2002, after a lengthy court-ordered arbitration, the Company entered into an agreement with Remediation Financial, Inc. ("RFI") allowing for the recovery of $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003.

        In June 2003, the RFI agreement was modified in an effort to help facilitate the sale of the Hercules property to a third party. Under the modification, the Company would receive a flat payment of approximately $2.9 million upon the closing of the property sale to the third party. However, if the third party does not purchase the Hercules property by September 30, 2003, the agreement amendment is voided and the original (August 7, 2002) agreement terms remain in full force.

        The Company recorded a bad debt expense of approximately $321,000 for the reduction in the total principal amounts due. The Company has not recognized any interest income related to this receivable. Due to the uncertainty regarding the timing of the realization of the receivable, the $2.9 million carrying value of the receivable has been classified as a non-current asset. In the event foreclosure is necessary, the Company believes that the value of its secured interest in the Hercules property is more than sufficient to recover the carrying amount of the Hercules receivable. The prolonged delay in collecting this receivable has impaired the Company's cash flow (see Note 12. Contingencies).

NOTE 8. REAL ESTATE INVENTORIES. The Company has a development agreement with the City of Westminster, Colorado to redevelop a residential real-estate project. The project entails purchasing the subject property, demolition and environmental remediation, and construction of new residential housing units and other related structures. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company recorded the $901,000 received from the City of Westminster as a reduction to the cost of the property acquired during 2002. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. The Company commenced construction of the Westminster Redevelopment housing units in June 2003. In addition, the Company is engaged in a Brownfields project of approximately five acres in size that entails purchasing subject property, environmental remediation, and construction of residential housing units. There has been no revenue recorded on these projects. All direct costs, including land, land development costs, and indirect costs related to development are capitalized during the development period.

NOTE 9. BAD DEBT RECOVERY. At the end of the second quarter, the Company sold a previously-written-off note issued by Road Runner Oil and an affiliated company ("RRO"), a former customer, to Elk Petroleum Uintah, Inc. for the face value of $500,000 plus $46,000 in interest. In the mid-1990's, the Company performed remediation work for RRO, which failed to pay for tendered invoices approximating $2.1 million. While the Company sought legal recourse in an effort to collect these receivables, the legal problems of the RRO principals and third-party claims regarding RRO's property and mineral rights suggested that collection of the receivables was becoming highly problematic; and the receivables were written off in 1998. Subsequently, a third party attempted to resurrect RRO's operations and, in November 2001, the Company exchanged the written-off receivables for a $500,000 note secured by a deed of trust. Since certain issues regarding RRO property remained unresolved, the value of the note was considered suspect and, therefore, remained a written-off asset. In June 2003, the Company collected $546,000 as final payment on this previously written-off receivable. The $546,000 recovery, plus $9,000 resulting from a decrease in bad debt reserves no longer needed and $44,000 collected from other previously written-off accounts, were offset against a bad debt expense of approximately $321,000 stemming from the write down of the RFI receivable due to the modified settlement with RFI. See Note 7, Other Assets - Accounts Receivable - Non Current, above.

NOTE 10. CONSTRUCTION LOAN. In June, the Company secured a $1.63 million construction loan from Vectra Bank for the Westminster Redevelopment Project. The loan is for a term of one year with an interest rate of prime plus one percent (5% at June 30, 2003) and secured by certain properties and a $200,000 money market deposit with Vectra Bank.

NOTE 11. NOTES PAYABLE. In May 2003, the Company issued a nine-month $300,000 note to Western Capital Partners, LLC in exchange for working capital cash. The note pays interest at 14% with monthly interest-only payments. The principal is due at maturity, and the Company has an option to extend the note for three months. The note is collateralized by a first deed of trust on certain properties related to the Westminster Redevelopment Project. In addition, the Company has a $300,000 promissory note due December 31, 2003 which carries an interest rate of 8% and is secured by a five-acre parcel of property. See Note 8. Real Estate Inventories.

NOTE 12. CONTINGENCIES. On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously-filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company would receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. In June 2003, the agreement was modified in order to help facilitate the sale of the property to a third party. Under the modification, the Company would receive a flat payment of $2.9 million upon closing. However, if the third party does not purchase the Hercules property by September 30, 2003, the agreement modification is voided and the original (August 7, 2002) agreement terms remain in full force. If the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003.

         The Company, LCRI Investments, and RFI are parties to a Commercial Insurance Premium Finance and Security Agreement under which the Company guaranteed a $10.1 million Bond to Secure Financial Obligation for the Hercules, CA project. The bond secures a note that requires quarterly principal payments of $542,278, which are made by LCRI Investments, LLC. As of June 30, 2003, LCRI Investment, LLC was in default on their 2001, 2002, and 2003 quarterly payments. On July 11, 2001, a letter was issued to LCRI Investments, LLC, RFI, and the Company calling for the immediate payment of remaining principal and interest of $7.2 million. LCRI and/or RFI allegedly entered into certain agreements with the note holder and the bond company providing for a temporary forbearance from pursuing their respective claims. There has been no legal action taken against the Company for the default. Management believes the Company is entitled to be indemnified to the extent it is ultimately obligated to make any payments under any of these arrangements. Based on the secured deed of trust mentioned above, management believes that any amounts paid as a result of the guarantee will be recovered.

NOTE 13. LEGAL. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at June 30, 2003 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property, which they allege the Company caused during the clean-up operations. The Company strongly disputes and rejects the allegations upon which the lawsuit is based. No loss provision has been made at June 30, 2003 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

         PROJECT REVENUE. Project revenues were $151,000 in 2003, down $397,000 from $548,000 in 2002. The decline reflects the continuing transition of the Company's activities away from its historical environmental services to the property development business, which is not expected to contribute to revenues until the latter months of the year.

         DIRECT COSTS. Direct costs were $111,000 in 2003, down $612,000 from $723,000 in 2002, reflecting the reduction in overall revenues and the absence of cost overruns on certain projects which adversely affected operations in the year-earlier period.

         INDIRECT COSTS. Indirect project costs were $37,000 in 2003, compared with $126,000 in 2002. The decline is largely associated with the reduced level of business.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $263,000 in 2003, down $160,000 from $423,000 in 2002. The decrease stems from the reductions in Company personnel and office space related to the EPA contract expiration and the withdrawal from the water/wastewater business.

         BAD DEBT RECOVERY, NET. The recovery arises from the sale of a note from a former customer, which had been carried at zero value, to Elk Petroleum Uintah, Inc. for the face value of $500,000 plus interest of $46,000 (see Note
9. Bad Debt Recovery). The $546,000 recovery, plus $9,000 recovered from bad debt reserves and $44,000 collected from other previously written-off accounts, were partially offset by a write down of $321,000 to reflect the modification of the RFI agreement (see Note 7. Other Assets - Account Receivable - Non Current).

         OTHER INCOME (EXPENSE). Other income is primarily the result of $64,000 from gains on dispositions of equipment. In the year-earlier period, other income was $8,000.

         NET INCOME (LOSS). Net income of $211,000 was recorded during the current quarter compared to the net loss of $717,000 in the second quarter of 2002. The net income in 2003 was primarily due to the net bad debt recovery of $278,000, the federal income tax benefit of $127,000 (see Note 6. Income Tax Receivable), and gains on equipment dispositions of $64,000. The loss in 2002 was primarily due to cost overruns on water/wastewater projects.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

         PROJECT REVENUE. Project revenues were $577,000 in 2003, down $1,003,000 from $1,580,000 in 2002. The revenue decline reflects the Company's continuing transition from a provider of environmental services to property development activities which are not expected to generate revenues until the latter months of 2003.

         DIRECT COSTS. Direct costs were $452,000 in 2003, down $1,043,000 from $1,495,000 in 2002. While direct costs fell on the lower level of project revenue, the relatively greater drop reflected the absence of cost overruns on certain water/wastewater projects incurred during the first half of 2002.

         INDIRECT COSTS. Indirect project costs were $76,000 in 2003, down from $373,000 in 2002, again reflecting the changing nature of the Company's activities from environmental services to property development.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $463,000 in 2003, down $689,000 from $1,152,000 in 2002. This decrease arises from the reductions in Company personnel and office space related to the EPA contract expiration and the withdrawal from the water/wastewater business.

         BAD DEBT RECOVERY, NET. A previously written off note was sold to Elk Petroleum at the face value of $500,000 plus interest of $46,000 (see Note 9. Bad Debt Recovery). The $546,000 recovery, plus $9,000 recovered from bad debt reserves and $44,000 collected from other previously written-off accounts, were offset against a $321,000 write down of the RFI non-current receivable (see Note
7. Other Assets - Accounts Receivable - Non Current).

         OTHER INCOME (EXPENSE). Other income is primarily the result of $64,000 from gains on dispositions of equipment. In the year-earlier period, the loss on equipment dispositions of $383,000, net of other income, resulted in a net other expenses of $376,000.

         NET INCOME (LOSS). Net income of $58,000 was recorded during the current period compared to the net loss of $1,785,000 in the same period in 2002. The net income in 2003 was primarily due to the bad debt recovery of $278,000, the federal income tax benefit of $127,000 (see Note 6. Income Tax Receivable), and gains on equipment dispositions of $64,000. The loss in 2002 was primarily due to cost overruns on certain water/wastewater projects and loss on equipment dispositions of $383,000.

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

         In February, 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. In August, 2002, the Company entered into a settlement agreement with respect to the Hercules project whereby the Company would receive $3.2 million plus interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by RFI no later than November 1, 2003. After such time, if the Hercules property has not been sold, the Company may resume all legal actions necessary to secure the amount due at that date. In June 2003, the agreement was modified in an effort to help facilitate the sale of the property to a third party. Under the modification, the Company would receive a flat payment of $2.9 million upon the closing of the sale. However, if the third party does not purchase the Hercules property by September 30, 2003, the agreement modification is void and the original (August 7, 2002) agreement terms remain in full force. At June 30, 2003, the Company had a receivable of approximately $2.9 million for the Hercules project which has been classified as Non Current (see Note 7, Other Assets and Note 12, Contingencies). The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At June 30, 2003, the Company had capitalized $1.3 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

         At this time, the Company has completed the demolition work on the first phase and has begun construction. The Company secured $1.63 million in financing and has contracted with a builder for the construction of the housing units. The Company plans to use a real estate marketing firm to handle sales of the housing units. The estimated aggregate sales price of the units is approximately $8.7 million, and the Company believes that revenues from the project could range from $2 to $4 million during 2003.

         The Company has also acquired a five-acre Brownfields remediation site and plans to construct 54 residences providing a total estimated value of $9.5 million. At June 30, 2003, the Company had capitalized approximately $600,000 of costs related to permits, architectural design, and property acquisition. This property is encumbered by an 8%, $300,000 note, due on December 31, 2003. The Company will seek financing for this project later in 2003. However, there can be no assurance that the Company will be successful in obtaining financing for either of these projects on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company financial position, results of operations, and liquidity.

         As noted in the Annual Report on Form 10-KSB for 2002, the Company is withdrawing from the water/wastewater services business because of the limited potential opportunities and the highly competitive pricing practices being encountered. Existing contracts are substantially complete and expect to generate an additional $40,000 of revenue during the remainder of 2003.

         The Company's working capital increased to $1.69 million as of June 30, 2003, up $446,000 from $1.24 million as of December 31, 2002. The change in working capital is the result of an increase in current assets of $472,000 less and an increase in current liabilities of $26,000.

         The Company's cash and cash equivalents increased approximately $347,000 to $738,000 at June 30, 2003 from $391,000 at December 31, 2002. The increase in cash and cash equivalents is largely the result of the increase in notes payable by $300,000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On February 8, 2001, the Company filed an action in the Superior Court of the State of California, County of Contra Costa for, among other things, breach of contract, foreclosure of a previously-filed mechanics' lien, and judicial foreclosure of the deed of trust in the amount of $10.1 million against LCRI Investments, LLC, an affiliated partnership of RFI, in response to non-payment for services performed by the Company on the Hercules project located in Hercules, CA. On March 5, 2001, the Company recorded a notice of default under the subject secured deed of trust in order to pursue a trustee's sale of the subject property. Following a prolonged court-ordered arbitration proceeding, the Company and RFI, on August 7, 2002, entered into a settlement agreement whereby the Company would receive $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003. In June 2003, the agreement was modified in an effort to facilitate the sale of the property to an identified third party. Under the modification, the Company would receive a flat payment of $2.9 million upon closing of the property sale. However, if the third party does not purchase the Hercules property by September 30, 2003, the agreement modification is void and the original (August 7, 2002) agreement terms remain in full force. If the Hercules property has not been sold, the Company may resume all legal action necessary including foreclosure to recover the amount due at November 1, 2003.

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

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. No loss provision has been made at June 30, 2003 relating to this matter as the probable outcome is unknown.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of the Shareholders of the Company was held on June 10, 2003 for the purposes of electing directors to the Board of Directors, ratifying the selection of Grant Thornton LLP as the Company's independent accountants for the year ended December 31, 2003.

         The following votes were cast by Shareholders with respect to the election of directors at the Annual Meeting:

     NAME                  SHARES VOTED FOR             SHARES WITHHELD
Craig C. Barto*               5,545,742                    88,746
Steven H. Davis*              5,545,742                    88,746
John D. Hendrick*             5,545,742                    88,746
George Pratt*                 5,545,742                    88,746

* Re-elected as a Director.

         The following votes were cast by Shareholders with respect to the selection of Grant Thornton LLP as the Company's independent accountants for the year ended December 31, 2003:

                 SHARES VOTED FOR   SHARES VOTED AGAINST   SHARES ABSTAINED
Grant Thornton      5,617,788             15,200                 1,500

         The following votes were cast by Shareholders with respect to the amendment changing the Company's name from CET Environmental Services, Inc. to CET Services, Inc.:

            SHARES VOTED FOR   SHARES VOTED AGAINST   SHARES ABSTAINED
Amendment      5,580,838             37,150                16,500

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed herewith:

                  Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CET SERVICES, INC.

Dated: August 8, 2003                 By:         /s/ Steven H. Davis
                                          -------------------------------------
                                          Steven H. Davis, President and Chief
                                                  Executive Officer

                                      By:         /s/ Dale W. Bleck
                                          --------------------------------------
                                          Dale W. Bleck, Chief Financial Officer

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

                  Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350