Form 10QSB
period 2003-09-30
CET SERVICES INC
filed 2003-11-14
CIK 944627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2003

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

As of October 15, 2003, 5,757,792 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                                  2003       DECEMBER 31,
                                                                               (UNAUDITED)       2002
                                                                              -------------   ------------
                                   ASSETS

CURRENT ASSETS:
         Cash .............................................................   $     445,153   $    391,304
         Restricted cash ..................................................         247,945              -
         Accounts receivable, less allowance for doubtful accounts of
           $17,904 in 2003 and 2002 .......................................          59,081        262,400
         Accounts receivable-RFI ..........................................       2,875,000
         Contracts in process, less allowance for doubtful accounts of
             0$ in 2003 and $8,944 in 2002 ................................               -         42,295

         Retention receivable .............................................               -         27,200
         Other receivables ................................................               -         23,662
         Income tax receivable ............................................          24,240            -
         Supplies inventories .............................................           4,565         13,972
         Real estate inventories ..........................................       2,170,758      1,700,891
         Prepaid expenses .................................................          65,450         92,442
                                                                              -------------   ------------
                  Total Current Assets ....................................       5,892,192      2,554,166
                                                                              -------------   ------------

EQUIPMENT AND IMPROVEMENTS:
         Field equipment ..................................................          57,175        160,412
         Vehicles .........................................................           4,073        311,199
         Furniture & fixtures .............................................          56,647         56,647
         Office equipment .................................................         137,474        145,859
         Leasehold improvements ...........................................          24,931         24,931
                                                                              -------------   ------------
                                                                                    280,301        699,048
         Less allowance for depreciation and amortization .................        (230,845)      (610,655)
                                                                              -------------   ------------
                  Equipment and improvements, net .........................          49,455         88,393
                                                                              -------------   ------------

OTHER ASSETS:
         Deposits .........................................................           8,269         12,268
         Accounts receivable - non current ................................               -      3,234,739
                                                                              -------------   ------------
                  Total Other Assets ......................................           8,269      3,247,007
                                                                              -------------   ------------

                                                                              $   5,949,916   $  5,889,566
                                                                              =============   ============

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                                  2003        DECEMBER 31,
                                                                               (UNAUDITED)        2002
                                                                              -------------   ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable .................................................   $     574,251   $    928,586
         Accrued expenses .................................................          19,035         51,217
         Accrued payroll and benefits .....................................          23,317         27,943
         Construction loan ................................................         221,331            -
         Notes payable - current ..........................................         600,000        300,000
                                                                              -------------   ------------
                  Total current liabilities ...............................       1,437,934      1,307,746
                                                                              -------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES ....................................               -              -

STOCKHOLDERS' EQUITY:

         Common stock (no par value) - authorized 20.0 million shares;
             5,757,792 shares issued and outstanding in 2003 and 2002,
             respectively .................................................       8,419,407      8,419,407

         Paid-in capital ..................................................         104,786        104,786

         Accumulated deficit ..............................................      (4,012,211)    (3,942,373)
                                                                              -------------   ------------

                  Total stockholders' equity ..............................       4,511,982      4,581,820
                                                                              -------------   ------------

                                                                              $   5,949,916   $  5,889,566
                                                                              =============   ============

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                              ----------------------------
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2003            2002
                                                                              -------------   ------------
REVENUE ...................................................................   $     142,653   $    420,891

COST OF REVENUE:
         Direct ...........................................................          95,779        468,532
         Indirect .........................................................           7,921         65,108
                                                                              -------------   ------------
                                                                                    103,700        533,640
                                                                              -------------   ------------
                  Gross profit (loss) .....................................          38,953       (112,749)
                                                                              -------------   ------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ................................         186,083        277,043
                                                                              -------------   ------------
                  Operating profit (loss) .................................        (147,130)      (389,792)
                                                                              -------------   ------------

OTHER INCOME:
         (Loss) on sale of equipment ......................................            (753)        (2,623)
         Interest income, net .............................................          19,717          2,133
         Other income .....................................................             660          2,674
                                                                              -------------   ------------
                                                                                     19,624          2,184
                                                                              -------------   ------------
                  Income (loss) before income taxes .......................        (127,506)      (387,608)
                                                                              -------------   ------------

INCOME TAX BENEFIT ........................................................             -              -

                                                                              -------------   ------------
NET INCOME (LOSS) .........................................................   $    (127,506)  $   (387,608)
                                                                              =============   ============

Earnings (loss) per common share - basic ..................................   $       (0.02)  $      (0.07)
                                                                              =============   ============
Weighted average number of common shares outstanding ......................       5,757,792      5,757,792
                                                                              =============   ============

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                              ----------------------------
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2003            2002
                                                                              -------------   ------------
REVENUE.................................................................      $     719,788   $  2,001,023

COST OF REVENUE:
         Direct.........................................................            548,021      1,963,631
         Indirect.......................................................             83,566        437,706
                                                                              -------------   ------------
                                                                                    631,587      2,401,337
                                                                              -------------   ------------
                  Gross profit (loss) ..................................             88,201       (400,314)
                                                                              -------------   ------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                          370,525      1,399,330
                                                                              -------------   ------------
                  Operating loss........................................           (282,324)    (1,799,644)
                                                                              -------------   ------------

OTHER INCOME (EXPENSE):
         Gain (loss) on sale of equipment...............................             63,665       (385,523)
         Interest income (expense), net.................................             18,326          8,421
         Other income ..................................................              3,102          3,764
                                                                              -------------   ------------
                                                                                     85,093       (373,338)
                                                                              -------------   ------------
                  Income (loss) before income taxes.....................           (197,231)    (2,172,982)
                                                                              -------------   ------------

INCOME TAX BENEFIT......................................................            127,393              -

                                                                              -------------   ------------
NET INCOME (LOSS).......................................................      $     (69,838)  $ (2,172,982)
                                                                              =============   ============

Earnings (loss) per common share - basic................................      $      ( 0.01)  $      (0.38)
                                                                              =============   ============
Weighted average number of common shares outstanding....................          5,757,792      5,787,440
                                                                              =============   =============

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED,
                                                                                                -----------------------------
                                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                                    2003            2002
                                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ...........................................................................   $     (69,838)  $  (2,172,982)
         Adjustments to reconcile net loss to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization .............................................          31,552         142,829
                  Loss (gain) on disposal of equipment ......................................         (63,665)        385,523
                  Changes in operating assets and liabilities:

                           (Increase) decrease in accounts receivable .......................      (2,671,681)      3,838,700
                           Decrease in contracts in process .................................          42,295       1,626,356
                           Decrease (increase) in retention and other receivables ...........          50,862         (33,333)
                           Increase in income tax receivable ................................         (24,240)            -
                           Decrease in prepaid expenses .....................................          26,992          69,803
                           Decrease in supply inventory and other assets ....................       3,248,145         112,965
                           Increase in real estate inventories ..............................        (469,867)       (698,650)
                           Decrease in accounts payable .....................................        (354,335)     (2,522,067)
                           Decrease in accrued expenses .....................................         (36,808)       (151,602)
                                                                                                -------------   -------------
                                    Net cash provided by (used in) operating activities .....        (290,588)        597,542
                                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of vehicles .......................................................          (4,073)              -
                Proceeds for sales of equipment .............................................          75,124         146,363
                                                                                                -------------   -------------
                                    Net cash provided by (used in) investing activities .....          71,051         146,363
                                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Increase in restricted cash .................................................        (247,945)              -
                Proceeds from construction loan .............................................         221,331               -
                Proceeds from issuance of notes .............................................         300,000               -
                Payments on notes ...........................................................               -         (98,466)
                Payments on repurchases of common stock .....................................               -         (86,600)
                                                                                                -------------   -------------
                                    Net cash provided by (used in) financing activities .....         273,386        (185,066)
                                                                                                -------------   -------------

INCREASE IN CASH ............................................................................          53,849         558,829

CASH AT BEGINNING OF PERIOD .................................................................         391,304         469,939
                                                                                                -------------   -------------

CASH AT END OF PERIOD .......................................................................   $     445,153   $   1,028,778
                                                                                                =============   =============

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3. STOCK-BASED COMPENSATION. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 and SFAS 148 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans.

         Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                           Three Months Ended   Three Months Ended
                                              September 30,        September 30,
                                                  2003                 2002
                                           ------------------   ------------------
Net profit (loss) available to common
    stockholders:

As reported                                $         (127,506)  $         (387,608)
Stock compensation expense                             (1,329)              (3,468)
                                           ------------------   ------------------
Pro forma                                  $         (128,835)  $         (391,076)
                                           ==================   ==================

Basic and diluted net loss available
    to common stockholders per common
    share:

As reported                                $            (0.02)  $            (0.07)
Pro forma                                  $            (0.02)  $            (0.07)

                                           Nine Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                                  2003                 2002
                                           ------------------   ------------------
Net profit (loss) available to common
    stockholders:

As reported                                $          (69,838)  $       (2,172,982)
Stock compensation expense                             (4,728)             (10,404)
                                           ------------------   ------------------
Pro forma                                  $          (74,566)  $       (2,183,386)
                                           ==================   ==================

Basic and diluted net loss available
    to common stockholders per common
    share:

As reported                                $            (0.01)  $            (0.38)
Pro forma                                  $            (0.01)  $            (0.38)

NOTE 4. SEGMENT INFORMATION. The Company operates in two business segments - water/wastewater construction, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. Through December 31, 2002, the Company operated in one business segment, water/wastewater construction, and accordingly comparable prior year information cannot be presented. A summary of the Company's business segments is shown below (in thousands).

           Year to Date              Residential    Water/wastewater
        September 30, 2003             Housing        Construction       Corporate       Total
----------------------------------   -------------------------------------------------------------
   Revenues                          $          -     $        720     $          -   $        720

   Segment profit (loss)             $        (66)    $         83     $        (87)  $        (70)

   Interest revenue (expense) net    $          -     $         (1)    $         20   $         19
   Depreciation and amortization                      $          8     $         24   $         32
   Segment assets                    $      2,171     $         67     $      3,712   $      5,950

   Expenditures for segment assets   $        470     $          -     $          4   $        474

           Quarter to Date           Residential    Water/wastewater
          September 30, 2003           Housing        Construction       Corporate       Total
----------------------------------   -------------------------------------------------------------
Revenues                             $          -     $        143     $          -   $        143

Segment profit (loss)                $        (22)    $         24     $       (130)  $       (128)

Interest revenue (expense) net       $          -     $          -     $         20   $         20
Depreciation and amortization                         $          4     $          6   $         10
Segment assets                       $      2,171     $         67     $      3,712   $      5,950

Expenditures for segment assets      $        289     $          -     $          -   $        289

NOTE 5. RESTRICTED CASH. Under the terms of the $1.63 million construction loan from Vectra Bank, the Company is required to maintain a $200,000 money market account as part of its collateral (see Note 10. Construction
         Loan). Also in the same money market account, an additional $47,945 is held on a restricted basis to support two letters of credit issued by Vectra Bank, totaling $367,000. The letters of credit are required by the City of Westminster for payment of infrastructure changes at the redevelopment site (see Note 8. Real Estate Inventories).

NOTE 6. INCOME TAX RECEIVABLE. Earlier in the current year, the Company filed amended tax returns for 1998 and 2000. Utilizing the loss-carryback provisions of the tax code, the Company deemed that it was entitled to recover $127,393 of prior tax payments. During the third quarter, $103,153 was received plus $20,000 of accrued interest. At September 30, 2003, a tax receivable of $24,240 remained on the balance sheet as a current asset.

NOTE 7. ACCOUNTS RECEIVABLE-RFI. On August 7, 2002, after a lengthy court-ordered arbitration, the Company entered into an agreement with Remediation Financial, Inc. ("RFI") allowing for the recovery of $3.2 million plus accrued interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by not later than November 1, 2003.

         In June 2003, the RFI agreement was modified in an effort to help facilitate the sale of the Hercules property to a third party. Under the modification, the Company would receive a flat payment of approximately $2.9 million upon the closing of the property sale to the third party. Consequently, the Company recorded a bad debt expense of approximately $321,000 for the reduction in the total principal amounts due.

         Subsequent to the close of the third quarter, on November 4, 2003 the sale of the property was completed and the Company received $2,875,000, and ended all litigation with RFI and affiliated partnerships, and extinguished all related obligations (see Note 12. Contingencies.) The prolonged delay in collecting this has had a negative impact on the Company's cash flow. On the December 31, 2002 financial statements this accounts receivable was classified as non-current due to the uncertainty of collection.

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

NOTE 9. BAD DEBT RECOVERY. In the mid-1990's, the Company performed remediation work for RRO, which failed to pay for tendered invoices approximating $2.1 million. While the Company sought legal recourse in an effort to collect these receivables, the legal problems of the RRO principals and third party claims regarding RRO's property and mineral rights suggested that collection of the receivables was becoming highly problematic; and the receivables were written off in 1998. Subsequently, a third party attempted to resurrect RRO's operations and, in November 2001, the Company exchanged the written-off receivables for a $500,000 note secured by a deed of trust. Since certain issues regarding RRO property remained unresolved the value of the note was considered suspect and, therefore, remained a written-off asset. At the end of the second quarter, the Company sold a previously-written-off note issued by Road Runner Oil and an affiliated company ("RRO"), a former customer, to Elk Petroleum Uintah, Inc. for the face value of $500,000 plus $46,000 in interest. In June 2003, the Company collected $546,000 as final payment on this previously written-off receivable. The $546,000 recovery, plus $9,000 resulting from a decrease in bad debt reserves no longer needed and $44,000 collected from other previously written-off accounts, were offset against a bad debt expense of approximately $321,000 stemming from the write down of the RFI receivable due to the modified settlement with RFI. See Note 7, Accounts Receivable-RFI.

NOTE 10. CONSTRUCTION LOAN. In June, the Company secured a $1.63 million construction loan from Vectra Bank for the Westminster Redevelopment Project. The loan is for a term of one year with an interest rate of prime plus one percent (5% at September 30, 2003) and secured by certain properties and a $200,000 money market deposit with Vectra Bank. Also, during the third quarter, the Company provided the City of Westminster two Letters of Credit issued by Vectra Bank totaling approximately $367,000 to assure payment for infrastructure changes related to the project.

NOTE 11. NOTES PAYABLE. In May 2003, the Company issued a nine-month $300,000 note to Western Capital Partners, LLC in exchange for working capital cash. The note pays interest at 14% with monthly interest-only payments. The principal is due at maturity, and the Company has an option to extend the note for three months. The note is collateralized by a first deed of trust on certain properties related to the Westminster Redevelopment Project. In addition, the Company has a $300,000 promissory note due December 31, 2003 which carries an interest rate of 8% and is secured by a five-acre parcel of property (see Note 8. Real Estate Inventories).

NOTE 12. CONTINGENCIES. In addition to the contingency discussed in Note 7. Accounts Receivable-RFI and the subsequent resolution thereof, the Company was party to, along with LCRI Investments, LLC, and RFI, a guarantee on a $10.1 million bond securing financing for the Hercules property. LCRI Investments, LLC was the primary borrower and was in default on quarterly payments since 2001. The sale of the property on November 4, 2003 extinguishes the Company's guarantee and all obligations regarding the bond.

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

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at September 30, 2003 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property, which they allege the Company caused during the clean-up operations. The Company strongly disputes and rejects the allegations upon which the lawsuit is based. No loss provision has been made at September 30, 2003 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUE. Revenues were $143,000 in 2003, down $278,000 from $421,000 in 2002. The decline reflects the continuing transition of the Company's activities away from its historical environmental services to the property development business, which is not expected to contribute to revenues until the first quarter of 2004.

         COST OF REVENUE. Cost of revenue was $103,700 for the current period, down $429,900 from $533,600 in the year-earlier period. The drop reflects the changing nature of the Company's business from a service provider to a project development manager and the lower level of overall activity as the transition takes place.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $186,000 in 2003, down $91,000 from $277,000 in 2002. The decrease stems from the reductions in Company personnel and office space related to the EPA contract expiration and the withdrawal from the water/wastewater business.

         OTHER INCOME (EXPENSE). Other income is primarily accumulated interest received in connection with the Company's tax refund (see Note 6. Income Tax Receivable).

         NET (LOSS). Net loss of $128,000 was recorded during the current quarter compared to the net loss of $388,000 in the third quarter of 2002. The net loss in 2003 was primarily due to overhead costs associated with transitioning the business. The loss in 2002 was primarily due to cost overruns on water/wastewater projects.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUE. Revenues were $720,000 in 2003, down $1,281,000 from $2,001,000 in 2002. The revenue decline reflects the Company's continuing transition from a provider of environmental services to property development activities which are not expected to generate revenues until the first quarter of 2004.

         COST OF REVENUE. Cost of revenue for the current period was $631,600, down $1,769,700 from $2,401,300 in the first nine months of 2002. The reduction arises from the drop in overall activity, which, in turn, stems from the current transitional shift in the Company's business from environmental services to property development.

         SELLING AND GENERAL & ADMINISTRATIVE COSTS. Selling and General and Administrative costs were $371,000 in 2003, down $1,028,000 from $1,399,000 in 2002. This decrease arises from the reductions in Company personnel and office space related to the EPA contract expiration and the withdrawal from the water/wastewater business. In addition, a previously written off note was sold to Elk Petroleum at the face value of $500,000 plus interest of $46,000 (see
Note 9. Bad Debt Recovery). The $546,000 recovery, plus $9,000 recovered from bad debt reserves and $44,000 collected from other previously written-off accounts, were offset against a $321,000 write down of the RFI receivable (see Note 7. Accounts Receivable-RFI.)

         OTHER INCOME (EXPENSE). Other income is primarily the result of $64,000 from gains on dispositions of equipment and interest income of $20,000 on the income tax refund (see Note 6. Income Tax Receivable). In the year-earlier period, the loss on equipment dispositions of $386,000, net of other income, resulted in a net other expenses of $373,000.

         NET (LOSS). A net loss of $70,000 was recorded during the current period compared to the net loss of $2,173,000 in the same period in 2002. The loss in 2002 was primarily due to cost overruns on certain water/wastewater projects and loss on equipment dispositions of $386,000.

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

         In February 2002, the Company reached a settlement agreement with respect to the Santa Clarita project and received $2.1 million. In August 2002, the Company entered into a settlement agreement with respect to the Hercules project whereby the Company would receive $3.2 million plus interest at an annual rate of 8% from October 19, 2001, contingent upon, but not limited to, the sale of the Hercules property by RFI no later than November 1, 2003. In June 2003, the agreement was modified in an effort to help facilitate the sale of the property to a third party. Under the modification, the Company agreed to a flat payment of approximately $2.9 million upon the closing of the sale. At September 30, 2003, the Company had a receivable of approximately $2.9 million for the Hercules project which had been classified as Non Current (see Note 7. Accounts Receivable-RFI and Note 12. Contingencies). Subsequent to the close of the third quarter, on November 4, 2003, the sale of the property was closed and the Company received $2,875,000 and extinguished all contingent liabilities of the Company to related parties. The delay in collecting the aforementioned receivable on a timely basis has adversely effected the Company's cash flow.

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At September 30, 2003, the Company had capitalized $1.6 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

         At this time, the Company has completed the demolition work on the first phase and has begun construction. The Company secured $1.63 million in financing and has contracted with a builder for the construction of the housing units. The Company is utilizing the services of a real estate marketing firm to handle sales of the housing units. The estimated aggregate sales price of the units is approximately $8.7 million, with initial sales anticipated to occur in the first quarter of 2004.

         The Company has also acquired a five-acre Brownfields remediation site and plans to construct 54 residences providing a total estimated value of $9.5 million. At September 30, 2003, the Company had capitalized approximately $629,000 of costs related to permits, architectural design, and property acquisition. This property is encumbered by an 8%, $300,000 note, due on December 31, 2003. The Company will seek financing for this project in the near future. However, there can be no assurance that the Company will be successful in obtaining additional financing for either of these projects on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company financial position, results of operations, and liquidity.

         As noted in the Annual Report on Form 10-KSB for 2002, the Company has been withdrawing from the water/wastewater services business because of the limited potential opportunities and the highly competitive pricing practices being encountered. At present, the Company provides certain on-going water related services under two agreements which generate revenue of approximately $20,000 to $40,000 monthly.

         The Company's working capital increased to $4.45 million as of September 30, 2003, up $3.21million from $1.24 million as of December 31, 2002. The change in working capital is the result of an increase in current assets of $3.34 million, which was primarily a result of the RFI settlement, and more than offset an increase in current liabilities of $.13 million.

         The Company's cash and cash equivalents increased approximately $54,000 to $445,000 at September 30, 2003 from $391,000 at December 31, 2002.

                         ITEM 3. CONTROLS AND PROCEDURES

         As of September 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Subsequent to the close of the third quarter, on November 4, 2003, certain legal proceedings between the Company, LCRI Investments, LLC and RFI were concluded with the payment of $2,875,000 to the Company and the extinguishing of all liabilities to parties related to the litigation. See Note 7., Note 12. and Management Discussion of Liquidity and Capital Resources for additional information.

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

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United State Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders are also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  The following exhibits are filed herewith:

Exhibit 31.1      Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

Exhibit 32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CET SERVICES, INC.

Dated: November 12, 2003                 By:    /s/ Steven H. Davis
                                             -----------------------------------
                                             Steven H. Davis, President and
                                                Chief Executive Officer

                                         By:    /s/ Dale W. Bleck
                                             -----------------------------------
                                             Dale W. Bleck, Chief Financial
                                                Officer

                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------                             -----------
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