Form 10KSB
period 2003-12-31
CET SERVICES INC
filed 2004-03-09
CIK 944627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the Fiscal Year Ended: DECEMBER 31, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________ Commission File No. 1-13852

                               CET SERVICES, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

           CALIFORNIA                                    33-0285964
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

7032 SOUTH REVERE PARKWAY, ENGLEWOOD, COLORADO             80112
-----------------------------------------------            -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $878,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 2, 2004, the aggregate market value of the Company's common stock held by non-affiliates was approximately $3,916,834.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 2, 2004, 5,534,489 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): YES [ ]   NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Items 9, 10, 11, 12 and 14 of Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

         Incorporated in February 1988 under the name "CET Environmental Services, Inc." pursuant to the laws of the State of California, the Company for more than a decade was engaged in environmental consulting, engineering, remediation, and related construction activities. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency ("EPA"). However, in August, 1999, the EPA issued a notice of suspension, alleging that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company has denied all allegations of wrongdoing in its relations with the EPA and has cooperated in full with the ongoing investigation. (See Item 3. Legal Proceedings and Note M-Legal to the Consolidated Financial Statements.)

         An Administrative Agreement with EPA allowed the lifting of the suspension in November, 1999. However, EPA revenues under the then-existing contract never recovered to prior levels. The EPA exercised the third year option of the contract in January, 2000, and was empowered to issue delivery orders for up to $42 million in value; actual EPA revenues for 2000 were $13.1 million. The fourth and final option year was exercised in January, 2001, with an empowered value of $44 million; actual EPA revenues in 2001 were only $12.3 million. In addition, revenue generation from other federal agencies also failed to recover to pre-1999 levels.

         In view of the diminished level of EPA delivery orders received and with no assurance that delivery orders would increase even if the Company was successful in obtaining another EPA contract, management decided to forgo bidding on a new contract. At the billing levels experienced in the 2001-2002 period, the overhead costs necessary to perform EPA work made such efforts marginally profitable, at best.

         In addition, after careful review of the potential business available and the highly competitive bidding practices being encountered, the Company decided to not seek additional contracts in the water/wastewater treatment and services market. While certain ongoing contracts in this area may generate $40,000 or more per month in revenue through the first half of 2004, the Company's main focus is property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

         At the Annual Meeting of Shareholders held on June 10, 2003, the shareholders approved an amendment to the Company's Articles of Incorporation to change the Company's name to "CET Services, Inc.," and the name change became effective in August 2003.

Brownfields Remediation and Property Development

         Where applicable, many municipalities are actively seeking to restore property currently idled by contamination in order to enhance the community's tax base. Often, these municipalities are eligible for federal aid, state funds, and other types of special financing. Also, towns and cities adjacent to or close to major metropolitan centers are encouraging gentrification of older neighborhoods in order to revive the commercial and social activities of the community. The Company believes that these trends offer an opportunity for niche property development. Because of its past experience in the environmental market place, the Company believes it can provide a particular expertise and add value when remediation is required to bring the development to fruition.

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and is providing other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2003, the Company had capitalized costs of $2.4 million on this project related to permits, architectural designs, land acquisition and construction costs.

         After some initial delays, Site I of the Westminster development is expected to be completed during the first half of 2004. Consisting of 23 units, Site I closings are anticipated to begin during the first quarter of 2004. Construction on Sites II and III is also expected to begin during the first half of the year. The estimated aggregate sales price of all three sites is approximately $8.7 million, the bulk of which should be realized in 2004.

         In addition, the Company is engaged in another development of approximately five acres in size in Aurora, Colorado which is similar in scope to the current project, requiring the purchase of subject property, environmental remediation, and construction of 54 multi-family housing units. At December 31, 2003, capitalized costs for permits, architectural designs, and land acquisition were approximately $662,000. Preliminary site plans have been approved, with remediation and site preparation expected to begin during the first quarter of 2004. The aggregate sale price of the housing units is estimated at approximately $9.5 million. Initial sales at this site are possible in the latter months of 2004.

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

Government Regulation

         In connection with its Brownfields remediation activity, the Company is regulated by a myriad of federal, state, and local environmental and transportation regulatory agencies, including but not limited to the EPA, which regulates the generation and disposal of hazardous waste; the U.S. Department of Labor, which sets safety and training standards for workers; the U.S. Department of Transportation, which regulates transportation of hazardous materials and hazardous waste; and similar state and local agencies. Additionally, in the normal course of property development, the Company is subject to local codes governing construction activity.

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

         Because there are various exclusions and retentions attendant to insurance policies, not all liabilities that may be incurred by the Company will necessarily be covered by insurance. In addition, certain of the policies are "claims made" policies that only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts that occurred during the term of the policy, might not be covered by the policy.

         The market for liability insurance has been severely constrained at times, due in part to high losses experienced by the insurance industry from environmental impairment liability claims, including claims associated with hazardous materials and toxic wastes. Consequently, the available insurance coverage for enterprises such as the Company may be reduced, eliminated entirely, or priced beyond the reach of many companies. To date, the Company has been able to obtain the necessary insurance when required. However, there can be no assurance that the Company will be able to maintain adequate liability insurance in the future.

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

         No payments have been made on behalf of the Company under a performance or payment bond. However, as result of the Company's financial status, it has experienced difficulty in obtaining bonding. Consequently, letters of credit in the amount of $150,000 and $217,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage.

Employees

         As of January 2004, the Company had six full-time employees, including three Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company headquarters and administrative facilities are located at 7032 S. Revere Parkway, Englewood, CO, in approximately 6,000 square feet of leased office space at a monthly rental of approximately $6,200. The lease expires May 31, 2005. The Company's corporate and administrative functions are conducted from these facilities.

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

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA.

         On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U.S. District Court for the Western District of Washington in which the United States Environmental Protection Agency ("EPA") sued Dan Alexander and Harriett Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third-party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-Up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders alleged that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders were also seeking monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company strongly disputed and rejected the allegations upon which the lawsuit was based. Subsequent to year-end, a resolution was reached that brought an end to the action with no liability to the Company and allowed the Company a partial recovery of the legal fees incurred in defense of the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

QUARTER ENDED                           HIGH          LOW
-----------------------------------------------------------
March 31, 2002                        $  0.84       $  0.45
-----------------------------------------------------------
June 30, 2002                            0.55          0.36
-----------------------------------------------------------
September 30, 2002                       0.38          0.19
-----------------------------------------------------------
December 31, 2002                        0.26          0.13
-----------------------------------------------------------
March 31, 2003                           0.62          0.12
-----------------------------------------------------------
June 30, 2003                            0.36          0.17
-----------------------------------------------------------
September 30, 2003                       0.47          0.19
-----------------------------------------------------------
December 31, 2003                        0.59          0.41
-----------------------------------------------------------

         (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at March 2, 2004 was 35. This does not include approximately 740 shareholders that hold their shares in street name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

General

         The Company's primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. In 2002, water/wastewater services accounted for the majority of revenue, but as a result of margin erosion and limited potential, the Company has not sought new business in this market. During 2003, continuing activity from ongoing water-related services accounted for all revenues. In 2004, property development is expected to be the predominant source of revenues. The Company's headquarters and administrative offices are in Englewood, Colorado.

Business Strategy

The Company believes that by working with various levels of municipal government, there is an opportunity to build a successful business in redeveloping niche sites in urban areas, particularly those requiring remediation, where the Company has unique experience. Virtually all of the Company's limited resources are focused on seeking and developing such opportunities. The remaining water related service contracts will expire in the normal course of business.

Critical Accounting Policies & Estimates

         The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

         The Company's valuations of real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell.

         The Company's recorded net deferred tax assets are limited by the underlying tax benefits that it expects to ultimately realize. An adjustment to income could be required if the Company were to determine that it could realize tax benefits in amounts greater or less than the amounts previously recorded.

Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                                      PERCENTAGE
                                                   RELATIONSHIP TO       PERIOD TO
                                                   PROJECT REVENUE        PERIOD
                                                      YEAR ENDED          CHANGE
                                                 ---------------------------------
                                                                           2003
                                                                            VS.
                                                  2003         2002        2002
                                                 ------       ------     ---------
Revenue                                          100.0%       100.0%       (62.7)%

Costs:
    Direct                                        67.1         95.7        (73.8)
    Indirect                                      11.4         20.5        (79.3)
--------------------------------------------------------------------------------

Gross profit (loss)                               21.5        (16.1)       149.7

Other operating expenses                          60.6         71.4        (68.3)

--------------------------------------------------------------------------------

Operating income (loss)                          (39.1)       (87.6)        83.3
Other income (expense)                             9.7        (15.7)       123.0
--------------------------------------------------------------------------------

Income (loss) before income taxes                (29.4)      (103.3)        89.4
Income tax benefit                                14.5           --        100.0
--------------------------------------------------------------------------------

Net income (loss)                                (14.9%)     (103.3%)       94.6%
--------------------------------------------------------------------------------

2003 COMPARED TO 2002

         REVENUE. Revenues were $878,269 in 2003, down from $2,355,920 in 2002. The decline reflects the continuing transition of the Company's activities away from its historical environmental services to the property development business. Virtually all revenues for 2003 arose from certain ongoing water service activities, which will further diminish in 2004. However, revenues from property development are expected to begin during the first quarter of 2004 and significantly exceed 2003 revenue levels for the full year

         COST OF REVENUE. Cost of revenue for 2003 was $689,365, down from $2,736,138 in the prior year. The drop reflects the changing nature of the Company's business from a provider of environmental services to a property development firm and the lower level of overall activity during the transition.

         OTHER OPERATING EXPENSES. Other operating expenses were $515,313 in 2003, down from $1,682,537 in 2002. The decrease is the result of a reduction in Company personnel and office space following the completion of all EPA contract requirements and the lower level of activity in the water services area. In addition, the Company made a recovery of a previously-written-off note, which was sold at face value of $500,000 plus interest of $46,000. After a write down of $321,000 related to a modification of a settlement agreement (see Liquidity and Capital Resources) and certain other adjustments, a net bad debt recovery of $303,475 was recorded in 2003.

         OTHER INCOME (EXPENSE). In 2003, other income was $85,297 consisting primarily of a $60,000 gain on the sale of equipment and $20,000 of interest income on an income tax refund. In the prior year, a loss of $389,000 on equipment sales, net of other income, resulted in a net other expense of $370,183.

         NET LOSS. After a tax refund from prior years of $127,393, a net loss of $113,719 was incurred in 2003, down from the net loss of $2,432,938 reported in 2002. The transitional nature of the Company's business was the primary cause of losses incurred in each of the past two years, although 2002 results were further hampered by cost over runs on two water projects.

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

         During 2003, the Company's cash position and overall liquidity was bolstered by: 1) the final resolution of litigation with Remediation Financial, Inc. (RFI) and its affiliated partner resulting in the Company receiving $2,875,000; 2) the sale of a previously written off note at its face value of $500,000 plus interest of $46,000; and 3) a tax refund from prior years of $127,000. Consequently, in 2003, the Company's cash position improved $1.8 million to $2.3 million, including restricted cash, and working capital increased $3.1 million to $4.3 million from the prior year. The current ratio, including restricted cash, at year-end was 4.75 and 1.95 for the respective years.

         The RFI litigation noted above arose from the non-payment of services provided in connection with a property development in Hercules, California in 2000. After a lengthy court-ordered arbitration, the Company entered into an agreement allowing for the recovery of $3.2 million, plus interest. Subsequently, to help facilitate the sale of the property, the Company agreed to a flat payment of $2,875,000 and consequently recorded a bad debt expense of $321,000 in 2003.

         In connection with the Westminster redevelopment project discussed in
ITEM 1. BUSINESS, the Company secured a $1.67 million construction loan in June 2003. In addition, the Company has established a restricted cash account in the amount of $1.1 million to support construction at the project. At December 31, 2003 the remaining balance of the restricted cash account was $960,000. At 2003 year-end, approximately $750,000 of the construction loan had been borrowed. The Company believes that the restricted cash account and the remaining balance on the construction loan are sufficient to cover the completion of Site I and initiate work on Sites II and III. Proceeds from the sale of Site I housing units plus additional construction loans will be required to complete Sites II and III. Failure to achieve such financing on acceptable terms would have a material adverse impact on the Company's financial position, results of operations, and liquidity.

         With respect to the Aurora project, the Company is in discussions with the City of Aurora officials, various independent agencies of the city and state, and prospective lenders to establish the financial parameters for the project. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms which would jeopardize the project and adversely impact the financial position, results from operations, and liquidity.

         CAPITAL COMMITMENTS. At present, the Company has set aside in a restricted account $1.1 million which, combined with the balance of the existing construction loan, should allow for the completion of Site I of the Westminster project and initial work on Sites II and III. If the Westminster project and Aurora were built out simultaneously, the required capital could approximate $9 million. However, utilizing a phasing and selling approach coupled with construction loans, the Company believes that the capital investment will be substantially lower. Nevertheless, there is no assurance that such financing will be available when required, nor under terms acceptable to the Company.

         In January 2004, the Company entered into two Buy and Sell Real Estate agreements, which, subject to a number of conditions and contingencies, will allow for the acquisition of property for development. One agreement involves a vacant 10-acre tract in Jefferson County, Colorado, with a purchase price of $1.5 million. The other is a residential property site in Westminster, Colorado, with a purchase price of $258,000 and may be involved in a future development project with the city. Completion of these transactions is dependent upon a mutual resolution of the conditions and contingencies with the respective governing entities, as well as obtaining financing on terms satisfactory to the Company.

         The Company has a lease for its existing headquarters and administrative facilities with such lease expiring in May 2005. Monthly rentals currently are approximately $6,200 in the aggregate.

         CONTRACTUAL OBLIGATIONS.

                                    Payments Due By Period
                         --------------------------------------------
Contractual                               Less Than
Obligations                Total            1 Year          1-3 Years
---------------------    --------         ---------         ---------
Construction Loan        $750,033         $ 750,033         $       -
Operating Leases          110,295            77,495            32,800
                         --------         ---------         ---------

Total                    $860,328         $ 827,528         $  32,800
                         ========         =========         =========

         OFF-BALANCE SHEET TRANSACTIONS. The Company has no off-balance sheet transactions.

         COMMON STOCK DIVIDEND POLICY. Since the capitalization of the Company in 1995, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock. Future earnings, if any, are expected to be retained for the development of the business of the Company.

ITEM 7. FINANCIAL STATEMENTS.

         See pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9, 10, 11, 12 AND 14. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND PRINCIPAL ACCOUNTANT FEES AND SERVICE.

         The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 02, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. The following exhibits are filed herewith:

EXHIBIT
NUMBER                            DESCRIPTION                                        LOCATION
--------------------------------------------------------------------------------------------------------------
  3.1        Amended and Restated Articles of Incorporation         Incorporated by reference to Exhibit 3.1
                                                                    to the Company's Form SB-2 Registration
                                                                    Statement No. 33-91602

  3.2        Bylaws                                                 Incorporated by reference to Exhibit 3.2
                                                                    to the Company's Form SB-2 Registration
                                                                    Statement No. 33-91602

  3.3        Certificate of Amendment of Articles of                Filed herewith electronically
             Incorporation

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

EXHIBIT
NUMBER                            DESCRIPTION                                        LOCATION
-------------------------------------------------------------------------------------------------------------
 10.6        Lease Agreement by and between the Company and Sky     Incorporated by reference to Exhibit
             Harbor Associates Limited Partnership                  10.6 to the Company's Annual Report on
                                                                    Form 10-K for the year ended December 31,
                                                                    1999.

 10.7        Line of Credit with Compass Bank                       Incorporated by reference to Exhibit
                                                                    10.7 to the Company's Annual Report on
                                                                    Form 10-K for the year ended December 31,
                                                                    2001.

 10.8        Amendment to the Lease Agreement by and between the    Incorporated by reference to Exhibit 10.8
             Company and Sky Harbor Associates Limited Partnership  to the Company's Annual Report on Form
                                                                    10-K for the year ended December 31, 2002.

 10.9        Development Agreement with the City of Westminster,    Incorporated by reference to Exhibit 10.9
             CO.                                                    to the Company's Annual Report on Form
                                                                    10-K for the year ended December 31, 2002.

 21          Subsidiaries of the Registrant                         Filed herewith electronically

 23          Consent of Grant Thornton LLP                          Filed herewith electronically

 31.1        Certification of Chief Executive Officer               Filed herewith electronically
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

 31.2        Certification of Chief Financial Officer               Filed herewith electronically
             Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

 32.1        Certification of Chief Executive Officer               Filed herewith electronically
             Pursuant to 18 U.S.C. Section 1350

 32.2        Certification of Chief Financial Officer               Filed herewith electronically
             Pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CET SERVICES, INC.

Dated: March 9, 2004              By /s/ Steven H. Davis
                                     -------------------------------------------
                                           Steven H. Davis
                                           President and Chief Executive Officer

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

             Signature                                           Capacity                      Date
             ---------                                           --------                      ----
/s/ Steven H. Davis                                     President,                         March 9, 2004
-------------------------------------                   Chief Executive Officer, and
Steven H. Davis                                         Director

/s/ Craig C. Barto                                      Director                           March 9, 2004
-------------------------------------
Craig C. Barto

/s/ John D. Hendrick                                    Director                           March 9, 2004
-------------------------------------
John D. Hendrick

/s/ George Pratt                                        Director                           March 9, 2004
-------------------------------------
George Pratt

/s/ Dale W. Bleck                                       Chief Financial Officer            March 9, 2004
-------------------------------------
Dale W. Bleck

CET SERVICES, INC.

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

December 31, 2003 and 2002

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
CET Services, Inc.

We have audited the accompanying consolidated balance sheet of CET Services, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of CET Services, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Denver, Colorado
January 26, 2004

                               CET Services, Inc.

                           CONSOLIDATED BALANCE SHEET

             ASSETS                                                 December 31,
                                                                        2003
                                                                    ------------
CURRENT ASSETS:
     Cash                                                           $ 1,050,945
     Restricted cash                                                  1,209,983
     Accounts receivable                                                 89,089
     Real estate inventories                                          3,087,740
     Prepaid expenses                                                    45,695
                                                                    -----------
               Total current assets                                   5,483,452
                                                                    -----------

EQUIPMENT AND IMPROVEMENTS:
     Field equipment                                                     55,436
     Vehicles                                                             4,073
     Furniture & fixtures                                                56,647
     Office equipment                                                   137,474
     Leasehold improvements                                              24,931
                                                                    -----------
                                                                        278,561
     Less accumulated depreciation                                     (239,333)
                                                                    -----------
               Equipment and improvements - net                          39,228
                                                                    -----------

OTHER ASSETS:
     Deposits                                                             8,269
                                                                    -----------
               Total other assets                                         8,269
                                                                    -----------

                                                                    $ 5,530,949
                                                                    ===========

         The accompanying notes are an integral part of this statement.

                               CET Services, Inc.

                           CONSOLIDATED BALANCE SHEET

           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    December 31,
                                                                       2003
                                                                    ------------
CURRENT LIABILITIES:
     Accounts payable                                               $   319,213
     Accrued expenses                                                    33,771
     Retainage payable                                                   48,231
     Construction loan                                                  750,033
                                                                    -----------
                 Total current liabilities                            1,151,248
                                                                    -----------

COMMITMENTS AND CONTINGENT LIABILITIES                                        -

STOCKHOLDERS' EQUITY:
     Common stock (no par value) - authorized 20,000,000 shares;
         5,534,489 shares issued and outstanding                      8,331,007
     Paid-in capital                                                    104,786
     Accumulated deficit                                             (4,056,092)
                                                                    -----------

                 Total stockholders' equity                           4,379,701
                                                                    -----------

                                                                    $ 5,530,949
                                                                    ===========

         The accompanying notes are an integral part of this statement.

                               CET Services, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                                         --------------------------
                                                             2003           2002
                                                         -----------    -----------
PROJECT REVENUE                                          $   878,269    $ 2,355,920

PROJECT COSTS:
      Direct                                                 589,623      2,254,308
      Indirect                                                99,742        481,830
                                                         -----------    -----------
                                                             689,365      2,736,138
                                                         -----------    -----------

              Gross profit                                   188,904       (380,218)
                                                         -----------    -----------
OTHER OPERATING EXPENSES:
      Selling                                                 13,571        124,307
      General and administrative                             805,217      1,558,230
      Bad debt recovery, net                                (303,475)             -
                                                         -----------    -----------
                                                             515,313      1,682,537
                                                         -----------    -----------
              Operating loss                                (326,409)    (2,062,755)
                                                         -----------    -----------
OTHER INCOME (EXPENSE):
      Gain (loss) on sales of equipment                       59,580       (389,110)
      Interest income net                                     21,817         11,607
      Other income, net                                        3,900          7,320
                                                         -----------    -----------
                                                              85,297       (370,183)
                                                         -----------    -----------

              Loss before taxes on income                   (241,112)    (2,432,938)
              Income tax benefit                             127,393              -
                                                         -----------    -----------

NET LOSS                                                 $  (113,719)   $(2,432,938)
                                                         ===========    ===========

Loss per common share                                    $     (0.02)   $     (0.42)
                                                         ===========    ===========

Weighted average number of common shares                   5,726,591      5,779,967
                                                         ===========    ===========

Loss per common share - assuming dilution                $     (0.02)   $     (0.42)
                                                         ===========    ===========
Weighted average number of fully diluted common shares     5,726,591      5,779,967
                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                               CET Services, Inc.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2003 and 2002

                                              Common stock                                          Total
                                      --------------------------      Paid-in     (Accumulated   stockholders'
                                         Shares         Amount        capital        deficit)       equity
                                      -----------    -----------    -----------   ------------   -------------
Balance at December 31, 2001            5,976,549    $ 8,506,007    $   104,786   $(1,509,435)   $ 7,101,358
                                      -----------    -----------    -----------   -----------    -----------
Repurchase & retirement of
      common stock from former
      Director of the Company            (218,757)       (86,600)             -             -        (86,600)
Net loss for the year                                                              (2,432,938)    (2,432,938)
                                      -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2002            5,757,792    $ 8,419,407    $   104,786   $(3,942,373)   $ 4,581,820
                                      ===========    ===========    ===========   ===========    ===========
Repurchase & retirement of
      common stock from former
      Director of the Company            (223,303)       (88,400)             -             -        (88,400)
Net loss for the year                                                                (113,719)      (113,719)
                                      -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2003            5,534,489    $ 8,331,007    $   104,786   $(4,056,092)   $ 4,379,701
                                      ===========    ===========    ===========   ===========    ===========

        The accompanying notes are an integral part of these statements.

                               CET Services, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended December 31,
                                                               --------------------------
                                                                   2003           2002
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                 $  (113,719)   $(2,432,938)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation                                          41,779        180,200
              (Gain) loss on disposal of equipment                 (59,580)       389,110
              Changes in operating assets and liabilities:
                 Decrease in accounts receivable                   173,311      3,595,604
                 Decrease in contracts in process                   42,295      1,709,579
                 Decrease in income tax, retention
                      and other receivables                         50,862         33,659
                 Decrease in prepaid expenses                       46,747        135,818
                 Decrease in supplies inventory and deposits     3,252,710        191,802
                 Increase in real estate inventories            (1,386,849)    (1,215,541)
                 Decrease in accounts payable                     (609,373)    (2,413,122)
                 Increase in retainage payable                      48,231              -
                 Decrease in accrued expenses
                    and income taxes                               (45,389)      (215,054)
                                                               -----------    -----------
                        Net cash provided by (used in)
                           operating activities                  1,441,025        (40,883)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                         (8,157)        (2,236)
      Proceeds from sale of equipment                               75,123        149,550
                                                               -----------    -----------
                        Net cash provided by
                           investing activities                     66,966        147,314
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in restricted cash                               (1,209,983)             -
      Payments on notes payable                                   (300,000)       (98,466)
      Proceeds from construction loan                              750,033              -
      Payments on repurchase of common stock                       (88,400)       (86,600)
                                                               -----------    -----------
                        Net cash used in
                           financing activities                   (848,350)      (185,066)
                                                               -----------    -----------
                        Increase (decrease) in cash                659,641        (78,635)
                                                               -----------    -----------
Cash at beginning of year                                          391,304        469,939
                                                               -----------    -----------

Cash at end of year                                            $ 1,050,945    $   391,304
                                                               ===========    ===========

        The accompanying notes are an integral part of these statements.

                               CET Services, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years ended December 31,
                                                             ------------------------
                                                               2003            2002
                                                             --------        --------
Supplemental disclosures of cash flow information:
      Cash paid during the year
          Interest (including $31,343 capitalized
          to real estate inventories)                        $ 31,656        $  4,226
                                                             ========        ========

      Issuance of note payable for real estate inventories   $      -        $300,000
                                                             ========        ========

        The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ORGANIZATION AND DESCRIPTION OF COMPANY

       CET Services, Inc. ("CET" or the "Company") was incorporated on February 9, 1988 under the laws of the State of California. On November 29, 1991, Environmental Operations, Inc., purchased 100% of the Company's outstanding stock from Consolidated Environmental Technologies, Inc. In August 1992, Environmental Operations, Inc. was merged into CET Environmental Services, Inc. In August of 2003, the Company changed its name to CET Services, Inc. The Company has one wholly owned subsidiary, Community Builders, Inc., a Colorado corporation.

       The Company has restructured its business activity and is now focused on property development in urban areas. Initial efforts in this area involve residential housing where land remediation tasks are required in order to achieve the desired result. Reflecting highly competitive pricing and the consequent margin erosion coupled with limited opportunities, the water/wastewater services business was substantially reduced in 2003. The remaining activity in this area will be completed in the normal course of business.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                     GENERAL

       Consolidation

       The consolidated financial statements include the accounts of CET Services, Inc., and its wholly owned subsidiary. All significant inter-company transactions have been eliminated.

       Cash

       For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

       Accounts Receivable

       Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible.

       The Company made a recovery of a previously-written-off note, which was sold at face value of $500,000 plus interest of $46,000. After a write down of $321,000 related to a modification of the RFI settlement agreement and certain other adjustments, a net bad debt recovery of $303,475 was recorded in 2003.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Equipment and Improvements

       Equipment and improvements are recorded at cost. Depreciation is provided on a straight-line method over the following estimated useful lives. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

    Description                  Depreciable life
--------------------             ----------------
Field equipment                      7 years
Vehicles                             5 years
Furniture & fixtures                 5 years
Office equipment                     5 years

       Income Taxes

       The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their tax bases, as well as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

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

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash accounts, other receivables and construction loan: For cash accounts and other receivables, the carrying amount approximates fair value due to the short-term maturity. The carrying value approximates fair value for the construction loan as the interest rate is a variable market rate.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       The Company's residential housing segment has two primary projects. Although there were no revenues recorded in the residential housing segment for 2003, these two projects will provide a significant portion of the Company's future revenues and cash flows. If any unforeseen circumstance would interrupt the development and completion of these projects, it would have a material adverse affect on the Company's financial position, results of operations, and liquidity.

       Earnings per Share

       The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities such as convertible debt, options, and warrants, diluted EPS. In 2003 and 2002, all options were excluded from the computation of potential common shares as the option exercise prices exceeded the average market price during the period and the Company incurred a net loss.

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            2003              2002
                                                                            ----              ----
Numerator
    Net loss                                                               $ (114)          $ (2,433)
    Preferred stock dividends                                                   -                  -
                                                                           ------           --------
    Numerator for basic earnings per share -
        income available to common stockholders                              (114)            (2,433)

Effect of dilutive securities:
    Preferred stock dividends                                                   -                  -
                                                                           ------           --------

Numerator for diluted earnings per share:
        Net loss                                                           $ (114)          $ (2,433)
                                                                           ======           ========

Denominator:
    Denominator for basic earnings per share -
        weighted average shares outstanding                                 5,727              5,780

    Effect of dilutive securities:
        Stock options                                                           -                  -
                                                                           ------           --------
            Dilutive potential common shares                                    -                  -

Denominator for diluted earnings per share:                                 5,727              5,780
                                                                           ======           ========

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

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans.

       Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                               December 31,          December 31,
                                                   2003                  2002
                                               ------------          ------------
Net loss available to
     common stockholders:

As reported                                  $   (113,719)         $  (2,432,938)
Stock compensation expense                         (6,865)               (13,873)
                                             ------------          -------------
Pro forma                                    $   (120,584)         $  (2,446,811)
                                             ============          =============

Basic and diluted net loss available
     to common stockholders per
     common share:

As reported                                  $       (.02)         $        (.42)
Pro forma                                    $       (.02)         $        (.42)

       Segment Information

       CET has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. CET's revenues and expenses are generated from two segments, water/wastewater construction and residential housing development and construction. Transfers and sales between reportable segments, if any, are recorded at cost.

       Recent Accounting Pronouncements

       There have been no recent accounting pronouncements that have had or are expected to have a material effect on the Company's financial position or results of operations.

                         WATER/WASTE WATER CONSTRUCTION

       Contracts

       Contracts are defined in terms as either fixed price or time-and-materials. For fixed price contracts, revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provision for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

                               CET SERVICES, INC.

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

                              PROPERTY DEVELOPMENT

       Real Estate Inventories

       Real estate inventories consist of land under development and townhomes under construction and finished lots. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction and development period. Land and improvement costs are allocated within a project based on relative sales value. Actual construction of residential housing began in 2003. While the sale of housing units is expected to begin in 2004, it is not possible to determine the amount of residential housing that will be sold during the year.

       Real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell.

       Revenue Recognition

       In accordance with Financial Accounting Standards No. 66, (SFAS 66), revenues from the sale of real estate inventories will be recognized when a sufficient down payment has been received; financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform significant additional activities after sale and delivery.

NOTE C -- EPA CONTRACT EXPIRATION

       The fourth and final option period under the existing EPA contract expired on January 8, 2002. At that time, the Company elected not to pursue a new contract with the EPA. The Company has completed the EPA work-orders awarded up to the date of expiration; received payment for final invoices and award fees, closed all EPA related operations and locations; and reduced personnel levels to conform with current operating activities. Since 1999, the Company has been the subject of an EPA investigation related to labor billing rates. While cooperating in full with the on going inquiry, the Company denies any wrongdoing in its dealings with the EPA (see Note M-Legal).

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- SIGNIFICANT CUSTOMERS

       Historically, a significant portion of the Company's business was from contracts with the EPA. However, since the completion of work orders on the last contract referred to above, the Company has not engaged in any new work with the EPA. In 2003, the Company had two customers, the State of Colorado and Centennial Water District, which contributed the majority of the Company's revenue. With the transition to a property development business virtually completed, sales of housing units will be the primary source of revenues during 2004.

NOTE E -- REAL ESTATE INVENTORIES

       Real estate inventories at December 31 consist of the following:

                                                          2003
                                                          ----
Townhomes under construction
       and finished lots                                $ 1,482
Land under development                                    1,606
                                                        -------

                                                        $ 3,088
                                                        =======

NOTE F -- RESTRICTED CASH

       Under the terms of the $1.67 million construction loan (see Note G-Construction Loan), the Company is required to maintain a $200,000 money market account with the lender. An additional $48,000 is also held on a restricted basis in the money market account to support two letters of credit issued by the lender. The letters of credit in the amount of $150,000 and $217,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage. In agreement with the lender, the Company has set a side $1.1 million in a restricted account to be used for construction purposes. As of December 31, 2003 the balance was $962,000.

NOTE G -- CONSTRUCTION LOAN

       In June 2003, the Company secured a $1.67 million construction loan for its initial redevelopment project in the City of Westminster, Colorado. The loan is due June 3, 2004, carries interest at prime plus one percent (5 % at December 31, 2003), and is secured by certain properties and a $200,000 money market deposit. As of December 31, 2003 the Company had drawn $750,000 of the $1.67 million construction loan thereby leaving a balance of $920,000 available for future draws. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- CONSTRUCTION CONTRACT

       In June 2003, the Company entered into a fixed price construction contract with a local general contractor in the amount of $2,448,000. As part of this contract, certain funds are withheld as retainage payable. At December 31, 2003 approximately $1,500,000 was remaining to be incurred on the contract.

NOTE I -- STOCKHOLDERS' EQUITY

       Prior to the close of 2003, the Company completed the final step of an agreement entered into in May, 2001 with a former Director and Executive Vice President of the Company by purchasing 223,303 common shares for $88,400, or $0.395 a share. The purchase was contingent upon the Company realizing cash receipt of the amount due under the modified settlement agreement with Remediation Financial, Inc. The Company received $2,875,000 on November 2, 2003 thereby ending all potential further litigation with RFI and its affiliated partner and extinguishing all obligations and contingencies with related parties. In February 2002, as a result of the Santa Clarita settlement with RFI and its affiliated partners, the Company purchased 218,757 shares of common stock for $86,600 or $0.395 per share.

NOTE J -- STOCK OPTIONS

       On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the
       Plan) for key personnel. A total of 550,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees, including officers and directors who are also employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options, and the form of the instruments evidencing Options granted under the Plan. The Plan is accounted for under APB Opinion 25 and related interpretations. The Options generally have a term of 10 years when issued and vest over one to five years.

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

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants used in 2003: no

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years. The following weighted-average assumptions for grants used in 2002: no expected dividends, expected volatility of 152%, risk-free interest rate of 6.0%, and expected lives of 10 years.

       A summary of the status of the Plan follows:

                                                                                  Weighted
                                                                               average exercise
                                                            Shares              price per share
                                                            ------             ----------------
Outstanding at January 1, 2002                               154,600              $      1.43
Granted                                                        5,000                      .20
Exercised                                                          -                        -
Canceled                                                     (51,000)                    1.30
                                                          ----------              -----------
Outstanding at December 31, 2002                             108,600              $      1.33
                                                          ----------              -----------

Total exercisable at December 31, 2002                        85,100              $      1.70
                                                          ==========              ===========

Outstanding at January 1, 2003                               108,600              $      1.33
Granted                                                       20,000                      .32
Exercised                                                          -                        -
Canceled                                                     (20,000)                    1.75
                                                          ----------              -----------
Outstanding at December 31, 2003                             108,600              $      1.07
                                                          ----------              -----------

Total exercisable at December 31, 2003                        76,600              $      1.37
                                                          ==========              ===========

       Weighted average fair value of options granted during the year ended December 31, 2002 is $.20. Weighted average fair value of options granted during the year ended December 31, 2003 is $.31.

       The following information applies to options outstanding at December 31, 2003:

                                          Options Outstanding                     Options Exercisable
                          ------------------------------------------------   -----------------------------
                                                Weighted
                                                 average        Weighted                        Weighted
                                               remaining         average                         average
   Range of                  Number            contractual      exercise       Number           exercise
exercise prices           outstanding          life (years)       price      exercisable          price
---------------           -----------          -----------      --------     -----------        --------
$0.20 - $0.66                  80,000                 5.87      $   0.41          48,000           $0.40
$1.30 - $1.95                   7,500                 5.44      $   1.31           7,500           $1.31
$3.00 - $4.50                  21,100                 1.39      $   3.50          21,100           $3.50
                             --------                                            -------

                              108,600                                             76,600
                             ========                                            =======

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- TAXES ON INCOME

       A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                                    2003                   2002
                                                    ----                   ----
Provision (benefit) for income
   taxes at statutory rate                        $  (82,000)          $ (827,200)
Change in valuation reserve                          (24,000)             917,400
State taxes                                           (7,700)             (73,000)
Other                                                (13,693)             (17,200)
Change in prior year estimate                              -                    -
                                                  ----------           ----------
                                                  $ (127,393)          $        -
                                                  ==========           ==========

       Deferred tax assets and liabilities consist of the following at December 31:

                                              2003                     2002
                                              ----                     ----
Alternative minimum tax credit          $            -            $    127,400
Allowance for doubtful accounts                      0                   9,900
Other reserves                                   6,500                   7,900
NOL carryforward                             1,816,900               1,729,000
Other                                           (3,200)                (30,000)
                                        --------------            ------------
                                             1,820,200               1,844,200
Valuation reserve                           (1,820,200)             (1,844,200)
                                        --------------            ------------
                                        $            -            $          -
                                        ==============            ============

       Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

       At December 31, 2003, the Company has net operating carry forwards for regular income tax purposes of approximately $4.8 million that expire in various amounts in years 2018 through 2023.

       Earlier in the current year, the Company filed amended tax returns for 1998 and 2000. Utilizing the loss-carryback provisions of the tax code, the Company deemed that it was entitled to recover $127,393 of prior tax payments which has been received in full.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L -- LEASE COMMITMENTS

       The Company is obligated under an operating lease for its facility. The lease expires in May 2005, with appropriate rentals as set forth below. The lease also provides for payments of taxes and certain common area costs and expenses.

       The following is a summary at December 31, 2003 of the future minimum rents due under the non-cancelable operating lease:

                        Year ending December 31,
                        -------------------------
                                 2004                               77,495
                                 2005                               32,800
                                                                 ---------

                                 Total                           $ 110,295
                                                                 =========

       Total rent expense under operating leases for the years ended December 31, 2003 and 2002 was $82,966 and $110,917.

NOTE M -- LEGAL

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

       Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at December 31, 2003, relating to this matter, as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

       On August 8, 2002, the Company was named as a third-party defendant in a pending lawsuit in the U. S. District Court for the Western District of Washington in which the United States Environmental

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Protection Agency ("EPA") sued Dan Alexander and Harriet Alexander (the "Alexanders"). The EPA alleges that the Alexanders caused the pollution of soil and groundwater through its use and storage of a certain weed killer and is seeking reimbursement of costs the EPA expended to clean up the site, which totaled approximately $3,500,000. The Alexanders have denied liability but have asserted that, if they are held liable, the Company, Dow Chemical Company, and Ecology and Environment, Inc., the third-party defendants named in the lawsuit, should be held at least partially responsible. In 1998 and 1999, as required under the then-existing Emergency and Rapid Response and Clean-Up Services contract with the EPA, the Company provided and was compensated for clean-up operations at the site. The Alexanders allege that the Company caused the amount of pollution to increase through negligent actions in its clean-up operations. The Alexanders sought monetary damages from the Company to reimburse them for damage to their property which they allege the Company caused during the clean-up operations. The Company strongly disputed and rejected the allegations upon which the lawsuit was based. An out-of-court understanding has been reached by the parties, with a documented resolution that brought an end to the action with no liability to the Company, and allowed the Company a partial recovery of the legal fees incurred in defense of the allegations.

       The Company is also party to various legal actions arising out of the normal course of its business. Management believes that the ultimate resolution of such actions, except as previously disclosed, will not have a material adverse effect on the Company's financial position, results of operations, and liquidity of the Company.

NOTE N -- SEGMENT INFORMATION

       The Company operates in two business segments - water/wastewater construction and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

                                       Residential     Water/wastewater
     December 31, 2003                   Housing         Construction         Corporate         Total
     -----------------                 -----------     ----------------       ---------         -----
Revenues                               $         -     $      878             $      -        $    878
Segment profit (loss)                            -             19                 (133)           (114)
Interest revenue (expense) net                   -              -                   22              22
Depreciation and amortization                                  10                   32              42
Segment assets                               4,298             67                1,166           5,531
Expenditures for segment assets              1,387              -                    8           1,395

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     December 31, 2002
     -----------------
Revenues                                         -          2,018                  338           2,356
Segment profit (loss)                            -           (714)              (1,719)         (2,433)
Interest revenue (expense) net                   -             (2)                  14              12
Depreciation                                     -             21                  159             180
Segment assets                               1,701            193                3,996           5,890
Expenditures for segment assets              1,215              -                    2           1,217

NOTE O -- RELATED PARTY TRANSACTIONS

         The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, who became a Director of the Company in November 2000, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2003 and 2002, the Company invoiced the Centennial Water & Sanitation District $302,062 and $265,487, respectively, and recorded a profit of $14,205 and $19,248, respectively, under this arrangement.

NOTE P -- SUBSEQUENT EVENTS

         In January 2004, the Company entered into two Buy and Sell Real Estate agreements, which, subject to a number of conditions and contingencies, will allow for the acquisition of property for development. One agreement involves a vacant 10-acre tract in Jefferson County, Colorado, with a purchase price of $1.5 million. The other is a residential property site in Westminster, Colorado, with a purchase price of $258,000 and may be involved in a future development project with the city. Completion of these transactions is dependent upon a mutual resolution of the conditions and contingencies with the respective governing entities, as well as obtaining financing on terms satisfactory to the Company.

                                 EXHIBIT INDEX

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

      3.2        Bylaws                                                 Incorporated by reference to Exhibit 3.2
                                                                        to the Company's Form SB-2 Registration
                                                                        Statement No. 33-91602

      3.3        Certificate of Amendment of                            Filed herewith electronically
                 Articles of Incorporation

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

     10.8        Amendment to the Lease Agreement by and                Incorporated by reference to
                 between the Company and Sky Harbor Associates          Exhibit 10.8 to the Company's
                 Limited Partnership                                    Annual Report on Form 10-K for
                                                                        the year ended December 31, 2002.

     10.9        Development Agreement with the City of                 Incorporated by reference to
                 Westminster, CO.                                       Exhibit 10.9 to the Company's
                                                                        Annual Report on Form 10-K for
                                                                        the year ended December 31, 2002.

      21         Subsidiaries of the Registrant                         Filed herewith electronically

      23         Consent of Grant Thornton LLP                          Filed herewith electronically

     31.1        Certification of Chief Executive Officer               Filed herewith electronically
                 Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

     31.2        Certification of Chief Financial Officer               Filed herewith electronically
                 Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

     32.1        Certification of Chief Executive Officer               Filed herewith electronically
                 Pursuant to 18 U.S.C. Section 1350

     32.2        Certification of Chief Financial Officer               Filed herewith electronically
                 Pursuant to 18 U.S.C. Section 1350