Form 10QSB
period 2004-03-31
CET SERVICES INC
filed 2004-05-14
CIK 944627

================================================================================
================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 2004


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission File Number 1-13852

                               CET SERVICES, INC.

        (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                            33-0285964
   (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)

     7032 SOUTH REVERE PARKWAY,                      80112
            ENGLEWOOD, CO
   (Address of principal executive                 (Zip Code)
              offices)

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

As of April 30, 2004, 5,534,489 shares of common stock, no par value per share, were outstanding.

================================================================================
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                                   2004         DECEMBER 31,
                           ASSETS                              (UNAUDITED)          2003
                                                               -----------     -------------
    CURRENT ASSETS:
          Cash                                                 $   527,260      $ 1,050,945
          Restricted cash                                          247,945        1,209,983
          Accounts receivable                                       43,832           89,089
          Real estate inventories                                4,332,103        3,087,740
          Prepaid expenses                                          43,032           45,695
                                                               -----------      -----------
                Total Current Assets                             5,194,172        5,483,452
                                                               -----------      -----------

    EQUIPMENT AND IMPROVEMENTS:
          Field equipment                                           55,436           55,436
          Vehicles                                                   4,073            4,073
          Furniture & fixtures                                      56,647           56,647
          Office equipment                                         140,803          137,474
          Leasehold improvements                                    24,931           24,931
                                                               -----------      -----------
                                                                   281,890          278,561
          Less allowance for depreciation and amortization        (249,451)        (239,333)
                                                               -----------      -----------
                Equipment and improvements, net                     32,439           39,228
                                                               -----------      -----------

    OTHER ASSETS:
          Deposits                                                   8,269            8,269
                                                               -----------      -----------
                Total Other Assets                                   8,269            8,269
                                                               -----------      -----------
                                                               $ 5,234,880      $ 5,530,949
                                                               ===========      ===========


                                   (Continued)

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                               MARCH 31,
                                                                  2004         DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY               (UNAUDITED)          2003
                                                             ------------     -------------
CURRENT LIABILITIES:
      Accounts payable ...................................   $   288,726      $   319,213
      Accrued expenses ...................................         7,537           33,771
      Retainage payable ..................................        62,793           48,231
      Construction loan ..................................       474,826          750,033
      Note payable .......................................       161,000             --
                                                             -----------      -----------
            Total current liabilities ....................       994,882        1,151,248
                                                             -----------      -----------

STOCKHOLDERS' EQUITY:
      Common stock (no par value) - authorized
         20,000,000 shares; 5,534,489 shares issued
         and outstanding in 2004 and 2003, respectively...     8,331,007        8,331,007

      Paid-in capital ....................................       104,786          104,786

      Accumulated deficit ................................    (4,195,795)      (4,056,092)
                                                             -----------      -----------
            Total stockholders' equity ...................     4,239,998        4,379,701
                                                             -----------      -----------
                                                             $ 5,234,880      $ 5,530,949
                                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  QUARTER ENDED
                                                         ----------------------------
                                                           MARCH 31,        MARCH 31,
                                                             2004             2003
                                                         -----------      -----------
REVENUE ............................................     $   498,385      $   425,759

COST OF REVENUE:
      Direct .......................................         456,828          340,947
      Indirect .....................................           5,273           38,778
                                                         -----------      -----------
                                                             462,101          379,725
                                                         -----------      -----------
            Gross profit ...........................          36,284           46,034
                                                         -----------      -----------

SELLING,GENERAL & ADMINISTRATIVE EXPENSES ..........         178,853          199,874
                                                         -----------      -----------
            Operating loss .........................        (142,569)        (153,840)
                                                         -----------      -----------

OTHER INCOME :
      Interest income (expense), net ...............           2,650           (1,634)
      Other income .................................             216            2,443
                                                         -----------      -----------
                                                               2,866              809
                                                         -----------      -----------
NET LOSS ...........................................     $  (139,703)     $  (153,031)
                                                         ===========      ===========

Loss per common share - basic and diluted ..........     $     (0.03)     $     (0.03)
                                                         -----------      -----------
Weighted average number of common shares outstanding       5,534,489        5,757,792
                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                              ----------------------------
                                                                                MARCH 31,        MARCH 31,
                                                                                  2004             2003
                                                                              ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................     $  (139,703)     $  (153,031)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization ...............................          10,118           11,637
            Changes in operating assets and liabilities:
                  Decrease in accounts receivable .......................          45,257          101,786
                  Decrease in contracts in process ......................            --             36,739
                  Decrease in retention and other receivables ...........            --             59,984
                  Decrease in prepaid expenses ..........................           2,663           26,756
                  Decrease in supply inventory and other assets .........            --              3,178
                  Increase in real estate inventories ...................      (1,244,363)        (103,170)
                  Decrease in accounts payable ..........................         (30,487)        (157,982)
                  Increase in retainage payable .........................          14,562             --
                  Decrease in accrued expenses ..........................         (26,234)         (41,116)
                                                                              -----------      -----------
                           Net cash used in operating activities ........      (1,368,187)        (215,219)
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchases of office equipment ...........................          (3,329)            --
                                                                              -----------      -----------
                           Net cash used in investing activities ........          (3,329)            --
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Decrease in restricted cash .............................         962,038             --
                Payments on construction loan ...........................        (275,207)            --
                Proceeds from note payable ..............................         161,000             --
                                                                              -----------      -----------
                                Net cash provided by financing activities         847,831             --
                                                                              -----------      -----------
DECREASE IN CASH ........................................................        (523,685)        (215,219)

CASH AT BEGINNING OF PERIOD .............................................       1,050,945          391,304
                                                                              ===========      ===========
CASH AT END OF PERIOD ...................................................     $   527,260      $   176,085
                                                                              ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2. EARNINGS PER SHARE. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

          In 2004 and 2003, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

NOTE 3. STOCK-BASED COMPENSATION. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under Accounting Principles Board Opinion 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 and SFAS 148 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans.

          Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                 Quarter Ended       Quarter Ended
                                                    March 31,          March 31,
                                                       2004              2003
                                                 -------------       -------------
          Net loss:
          As reported                               $(139,703)        $(153,031)
          Stock compensation expense                     (928)           (2,070)
                                                    ---------         ---------
          Pro forma                                 $(140,631)        $(155,101)
                                                    =========         =========

          Basic and diluted net loss per common
             share:
          As reported                               $   (0.03)        $   (0.03)
          Pro forma                                 $   (0.03)        $   (0.03)

NOTE 4. SEGMENT INFORMATION. The Company operates in two business segments - water/wastewater construction, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

                                               Residential     Water/wastewater
       March 31, 2004                             Housing        Construction     Corporate        Total
       --------------                          -----------     ----------------   ---------       -------
           Revenues                              $   329         $   170          $  --           $   499
           Net income (loss)                     $   (12)        $    38          $  (166)        $  (140)
           Interest income (expense), net        $  --           $  --            $     3         $     3
           Depreciation and amortization         $  --           $     2          $     8         $    10
           Segment assets                        $ 4,581         $    67          $   587         $ 5,235

       March 31, 2003
       --------------                          -----------     ----------------   ---------       -------
          Revenues                               $  --           $   426          $  --           $   426
          Net income (loss)                      $  --           $    37          $  (190)        $  (153)
          Interest income (expense), net         $  --           $  --            $    (2)        $    (2)
          Depreciation and amortization          $  --           $     4          $     8         $    12
          Segment assets                         $ 1,804         $   479          $ 3,254         $ 5,537

NOTE 5. RESTRICTED CASH. Under the terms of the $1.63 million construction loan from Vectra Bank, the Company is required to maintain a $200,000 money market account as part of its collateral (see Note 7. Construction Loan). Also in the same money market account, an additional $47,945 is held on a restricted basis to support two letters of credit issued by Vectra Bank, totaling $367,000. The letters of credit are required by the City of Westminster to assure completion of the infrastructure at the redevelopment site. At December 31, 2003, an additional $962,000 was held in a restricted cash account to support construction. At March 31, 2004 the construction loan balance outstanding was approximately $475,000 and the restricted cash balance was approximately $248,000.

NOTE 6.   REAL ESTATE INVENTORIES.

          Real estate inventories consist of the following (in thousands):

                                               March 31, 2004               December 31, 2003
           Townhomes under construction
              and finished lots                    $2,566                        $1,482
           Land under development                  $1,766                        $1,606
                                                   ------                        ------
                                                   $4,332                        $3,088
                                                   ======                        ======

NOTE 7. CONSTRUCTION LOAN. In June 2003, the Company secured a $1.63 million construction loan from Vectra Bank for the Westminster Redevelopment Project. The loan is for a term of one year with an interest rate of prime plus one percent (5% at March 31, 2004) and secured by certain properties and a $200,000 money market deposit with Vectra Bank. Proceeds, net of normal selling and closing costs, from the sale of housing units are applied to the construction loan balance. Through March 31, 2004, the Company had drawn approximately $776,000 on the loan and had made payments of approximately $301,000.

NOTE 8. CONSTRUCTION CONTRACT. In June 2003, the Company entered into a fixed price construction contract with a local general contractor in the amount of $2,448,000 to build housing units. Under the terms of the contract, certain funds are withheld as retainage payable. At March 31, 2004, approximately $473,000 remained to be incurred on the contract.

NOTE 9. NOTES PAYABLE. In March 2004, the Company obtained a draw note payable in the amount of $380,600 to Guarantee Bank payable in one year to finance the purchase of two parcels of property located in Westminster, Colorado. Through March 31, 2004, the Company had draws of $161,000 under the note which were used to purchase one of the parcels of property. The note bears interest at the rate of prime plus 1% with a minimum of 5.5% with monthly interest only payments. The principal is due at maturity and the note is collateralized by a first deed of trust on the properties.

NOTE 10. LEGAL. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company's financial position or results of operations.

          Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at March 31, 2004 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

NOTE 12. RELATED PARTY TRANSACTIONS. In March 2004 the Company sold a townhome to Steven H. Davis, Chief Executive Officer, President and Director for the full asking price of $160,949. In addition, The Company agreed to lease the unit on a month to month basis from Mr. Davis for $1,050 per month to serve as the model unit for the outside marketing firm.

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

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003

      REVENUE. Revenues for the first quarter of 2004 were $498,385, up 17% from the $425,759 reported for the year-earlier period. The increase for the current period is largely the result of closings on the first two housing units at the Westminster development project.

      COST OF REVENUE. Cost of revenue for the March 2004 period was $462,101, an increase of 22% over the $379,725 recorded in the initial quarter of 2003, reflecting increased activity on development sites.

      SELLING, GENERAL & ADMINISTRATIVE COSTS. Selling, General and Administrative costs were $178,853, down 11% from the $199,874 of the year-earlier quarter, reflecting reduction in personnel and office space that accompanied the transition in the Company's business from environmental services to property development activities.

      OTHER INCOME (EXPENSE). Other income was nominal $2,866 and $809 in the respective periods.

      NET (LOSS). For the March 2004 quarter, a net loss of $139,703 was incurred, compared to the net loss of $153,031 in the first three months of 2003. The reduction in Selling, General & Administrative costs was the primary cause for the reduced net loss.

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

      The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At March 31, 2004, the Company had capitalized $2.6 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

      The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is nearing completion and initial closings on two units occurred in March 2004. Construction at Site II and III is expected to begin during the second quarter. The estimated aggregate sales price for all three sites is approximately $8.7 million, a significant portion of which should be realized in 2004.

      To finance the Westminster project, the Company secured a $1.63 million construction loan in June 2003, which is being repaid from the net proceeds arising from the sale of housing units. Through March 31, 2004, the Company had drawn approximately $776,000 on the loan and had made payments of approximately $301,000. In addition the Company established a restricted cash account in the amount of $1.1 million to support construction at the project. At March 31, 2004, the outstanding loan balance was approximately $475,000 and the balance in the restricted cash account was approximately $248,000. The Company believes sufficient resources are available to complete Site I and initiate work on Site II and III. Proceeds from the sale of Site I housing units plus additional construction loans will be required to complete Site II and III. Failure to achieve such financing on acceptable terms would have a material adverse impact on the Company's financial position, results from operations, and liquidity.

      The Company has also acquired a five-acre Brownfields remediation site in Aurora, Colorado and plans to construct 54 residences providing a total estimated value of $9.5 million. At March 31, 2004, the Company had capitalized approximately $773,000 of costs related to permits, architectural design, and property acquisition. Preliminary site plans have been approved and remediation activity is under way. The Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with potential lenders regarding financing for the project. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company financial position, results of operations, and liquidity.

      In January 2004, the Company entered into two Buy and Sell Real Estate agreements, one of which involved a residential property site in Westminster, Colorado, and was purchased for $258,000 on March 31, 2004. To finance this transaction, the Company obtained a draw note payable and has drawn $161,000 (see Note 9 - Notes Payable). The other agreement covers a vacant 10 acre tract in Jefferson County, Colorado, with a purchase price of $1.5 million. Completion of this transaction is dependent upon the mutual resolution of a number of conditions and contingencies with government entities and upon obtaining financing on terms satisfactory to the Company.

      At March 31, 2004, the Company's working capital was approximately $4.2 million, virtually unchanged from December 31, 2003. Cash, including restricted cash, declined to approximately $775,000 from approximately $2.26 million at 2003 year-end, reflecting an increase in real estate inventory of approximately $1.2 million and a reduction of approximately $275,000 in the outstanding construction loan.

CONTRACTUAL OBLIGATIONS

                                       Payments Due By Period
                               ----------------------------------------
      Contractual                            Less Than
      Obligations                Total         1 Year         1-3 Years
      -----------              --------       --------        ---------
      Construction Loan        $474,826       $474,826         $      -
      Operating Leases           89,565         56,765           32,800
      Note Payable              161,000        161,000                -
                               --------       --------         --------
                Total          $725,391       $692,591         $ 32,800
                               ========       ========         ========

ITEM 3.     CONTROLS AND PROCEDURES

      As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

            Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

            Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CET SERVICES, INC.


Dated: May 12, 2004                 By:         /s/ Steven H. Davis
                                          -------------------------------------
                                          Steven H. Davis, President and Chief
                                          Executive Officer


                                    By:         /s/ Dale W. Bleck
                                          -------------------------------------
                                          Dale W. Bleck, Chief Financial Officer

                                 EXHIBIT INDEX


               No.               Description
               ---               -----------

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