Form 10QSB
period 2004-06-30
CET SERVICES INC
filed 2004-08-12
CIK 944627

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

As of July 15, 2004, 5,554,489 shares of common stock, no par value per share, were outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                                          2004        DECEMBER 31,
                                                                       (UNAUDITED)       2003
                                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS:
           Cash ....................................................   $   986,916    $ 1,050,945
           Restricted cash .........................................       248,049      1,209,983
           Accounts receivable .....................................        70,520         89,089
           Real estate inventories .................................     3,670,034      3,087,740
           Prepaid expenses ........................................        35,495         45,695
                                                                       -----------    -----------
                     Total Current Assets ..........................     5,011,014      5,483,452
                                                                       -----------    -----------

EQUIPMENT AND IMPROVEMENTS:
           Field equipment .........................................        38,235         55,436
           Vehicles ................................................         4,073          4,073
           Furniture & fixtures ....................................        56,647         56,647
           Office equipment ........................................       140,803        137,474
           Leasehold improvements ..................................        24,931         24,931
                                                                       -----------    -----------
                                                                           264,689        278,561
           Less allowance for depreciation and amortization ........      (242,016)      (239,333)
                                                                       -----------    -----------
                     Equipment and improvements, net ...............        22,673         39,228
                                                                       -----------    -----------

OTHER ASSETS:
           Deposits ................................................         8,269          8,269
                                                                       -----------    -----------
                     Total Other Assets ............................         8,269          8,269
                                                                       -----------    -----------
                                                                       $ 5,041,956    $ 5,530,949
                                                                       ===========    ===========

                                   (Continued)

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                      JUNE 30,
                                                                                        2004        DECEMBER 31,
                                                                                     (UNAUDITED)        2003
                                                                                     -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable ......................................................   $   284,761    $   319,213
           Accrued expenses ......................................................        30,277         33,771
           Accrued construction expense ..........................................        91,447
           Retainage payable .....................................................       125,514         48,231
           Construction loan .....................................................             -        750,033
           Note payable ..........................................................       161,000              -
                                                                                     -----------    -----------
                     Total current liabilities ...................................       692,999      1,151,248
                                                                                     -----------    -----------

LONG-TERM DEBT ...................................................................       298,668              -

STOCKHOLDERS' EQUITY:

           Common stock (no par value) - authorized 20,000,000 shares;
                5,554,489 and 5,534,489 shares issued and outstanding in
                2004 and 2003, respectively ......................................     8,331,007      8,331,007

           Paid-in capital .......................................................       104,786        104,786

           Accumulated deficit ...................................................    (4,385,504)    (4,056,092)
                                                                                     -----------    -----------
                     Total stockholders' equity ..................................     4,050,289      4,379,701
                                                                                     -----------    -----------
                                                                                     $ 5,041,956    $ 5,530,949
                                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                              --------------------------
                                                                                JUNE 30,       JUNE 30,
                                                                                  2004          2003
                                                                              -----------    -----------
REVENUE ...................................................................   $ 2,248,649    $   151,376

COST OF REVENUE:
           Direct .........................................................     2,235,521        111,295
           Indirect .......................................................         2,478         36,867
                                                                              -----------    -----------
                                                                                2,237,999        148,162
                                                                              -----------    -----------
                     Gross profit .........................................        10,650          3,214
                                                                              -----------    -----------

OPERATING EXPENSES:
                     Selling, general and administrative expenses .........       203,992        262,989
                     Bad debt recovery, net ...............................             -       (278,421)
                                                                              -----------    -----------
                                                                                                 (15,432)
                                                                              -----------    -----------
                     Operating (loss) profit ..............................      (193,342)        18,646
                                                                              -----------    -----------

OTHER INCOME :
           Gain on sale of equipment ......................................         4,225         64,418
           Interest (expense) income, net .................................          (592)           243
           Other income (expense) .........................................             -             (1)
                                                                              -----------    -----------
                                                                                    3,633         64,660
                                                                              -----------    -----------
                     (Loss) income before income taxes ....................      (189,709)        83,306

INCOME TAX BENEFIT ........................................................             -        127,393
                                                                              -----------    -----------
NET (LOSS) INCOME .........................................................   $  (189,709)   $   210,699
                                                                              ===========    ===========

(Loss) earnings per common share - basic ..................................   $     (0.03)   $       .04
                                                                              ===========    ===========
Weighted average number of common shares outstanding ......................     5,554,489      5,757,792
                                                                              ===========    ===========

(Loss) earnings per common share - diluted ................................   $     (0.03)   $       .04
                                                                              ===========    ===========
Weighted average number of common shares outstanding ......................     5,554,489      5,758,490
                                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                              --------------------------
                                                                               JUNE 30,        JUNE 30,
                                                                                 2004           2003
                                                                              -----------    -----------
REVENUE ...................................................................   $ 2,747,034    $   577,135

COST OF REVENUE:
           Direct .........................................................     2,692,349        452,242
           Indirect .......................................................         7,751         75,645
                                                                              -----------    -----------
                                                                                2,700,100        527,887
                                                                              -----------    -----------
                     Gross profit .........................................        46,934         49,248
                                                                              -----------    -----------

OPERATING EXPENSES:
                     Selling, general and administrative expenses .........       382,845        462,863
                     Bad debt recovery, net ...............................             -       (278,421)
                                                                              -----------    -----------
                                                                                  382,845        184,442
                                                                              -----------    -----------
                     Operating loss .......................................      (335,911)      (135,194)
                                                                              -----------    -----------

OTHER INCOME :
           Gain on sale of equipment ......................................         4,225         64,418
           Interest income (expense), net .................................         2,058         (1,391)
           Other income ...................................................           216          2,442
                                                                              -----------    -----------
                                                                                    6,499         65,469
                                                                              -----------    -----------
                     Loss before income taxes .............................      (329,412)       (69,725)

INCOME TAX BENEFIT ........................................................             -        127,393
                                                                              -----------    -----------
NET(LOSS) INCOME ..........................................................   $  (329,412)   $    57,668
                                                                              ===========    ===========

(Loss) earnings per common share - basic ..................................   $     (0.06)   $      0.01
                                                                              ===========    ===========
Weighted average number of common shares outstanding ......................     5,554,489      5,757,792
                                                                              ===========    ===========

(Loss) earnings per common share - diluted ................................   $     (0.06)   $      0.01
                                                                              ===========    ===========
Weighted average number of common shares outstanding ......................     5,554,489      5,758,299
                                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           SIX MONTHS ENDED
                                                                                                      --------------------------
                                                                                                        JUNE 30,       JUNE 30,
                                                                                                          2004           2003
                                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (loss) income ......................................................................   $  (329,412)   $    57,668
           Adjustments to reconcile net (loss) income to net cash used in operating activities:
                     Depreciation and amortization ................................................        18,894         21,900
                     Gain on disposal of equipment ................................................        (4,225)       (64,418)
                     Changes in operating assets and liabilities:
                               Decrease in accounts receivable ....................................        18,569        210,340
                               Decrease in contracts in process ...................................             -         42,295
                               Decrease in retention and other receivables ........................             -         48,083
                               Increase in income tax .............................................                     (127,393)
                               Decrease in prepaid expenses .......................................        10,200         73,858
                               Decrease in inventory and deposits .................................             -        372,284
                               Increase in real estate inventories ................................      (582,294)      (180,865)
                               Decrease in accounts payable .......................................       (34,452)      (274,167)
                               Increase in retainage payable ......................................        77,283              -
                               Increase in accrued construction expense ...........................        91,447              -
                               Decrease in accrued expenses .......................................        (3,494)       (29,071)
                                                                                                      -----------    -----------
                                        Net cash (used in) provided by operating activities .......      (737,484)       150,514
                                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of vehicles and office equipment .............................................        (3,329)        (4,073)
           Proceeds from sales of equipment .......................................................         5,215         71,624
           Decrease (increase) in restricted cash .................................................       961,934       (200,000)
                                                                                                      -----------    -----------
                                        Net cash provided by (used in) investing activities .......       963,820       (132,449)
                                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           (Payments on) proceeds from construction loan ..........................................      (750,033)        29,076
           Proceeds from long term debt ...........................................................       298,668
           Proceeds from notes payable ............................................................       161,000        300,000
                                                                                                      -----------    -----------
                                        Net cash (used in) provided by financing activities .......      (290,365)       329,076
                                                                                                      -----------    -----------

(DECREASE) INCREASE IN CASH .......................................................................       (64,029)       347,141

CASH AT BEGINNING OF PERIOD .......................................................................     1,050,945        391,304
                                                                                                      -----------    -----------
CASH AT END OF PERIOD .............................................................................   $   986,916    $   738,445
                                                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

NOTE 1. BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

         In 2004, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

         Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net (loss) profit and (loss) earnings per share would have been increased to the following pro forma amounts:

                                            Three Months Ended    Three Months Ended
                                                 June 30,              June 30,
                                                  2004                  2003
                                            ------------------    ------------------
Net (loss) profit:
As reported                                     $(189,709)            $ 210,699
Stock compensation expense                           (928)               (1,329)
                                                ---------             ---------
Pro forma                                       $(190,637)            $ 209,370
                                                =========             =========

Basic and diluted net (loss) profit per common share:
As reported                                                          $  (0.03)     $   0.04
Pro forma                                                            $  (0.03)     $   0.04

                                                                 Six Months Ended   Six Months Ended
                                                                      June 30,           June 30,
                                                                        2004               2003
                                                                 ----------------   ----------------
Net (loss) profit:
As reported                                                          $(329,412)         $  57,668
Stock compensation expense                                              (1,856)            (3,399)
                                                                     ---------          ---------
Pro forma                                                            $(331,268)         $  54,269
                                                                     =========          =========

Basic and diluted net (loss) profit per common share:
As reported                                                          $   (0.06)         $    0.01
Pro forma                                                            $   (0.06)         $    0.01

NOTE 4. SEGMENT INFORMATION. The Company operates in two business segments - water/wastewater construction, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

    Three months ended:                    Residential Water/wastewater
       June 30, 2004                         Housing     Construction   Corporate       Total
    -------------------                    ----------- ---------------- ---------      -------
Revenues                                     $ 2,099       $   150       $     -       $ 2,249

Net income (loss)                            $   (31)      $    43       $  (202)      $  (190)

Depreciation and amortization                $     -       $     1       $     8       $     9

Segment assets                               $ 3,918       $     9       $ 1,115       $ 5,042

     Three months ended:
        June 30, 2003
     ------------------
Revenues                                     $     -       $   151       $     -       $   151

Net income (loss)                            $   (22)      $    42       $   191       $   211

Depreciation and amortization                $     -       $     2       $     8       $    10

Segment assets                               $  1882       $    79       $ 4,012       $ 5,973

     Six months ended:                     Residential Water/wastewater
       June 30, 2004                         Housing     Construction   Corporate       Total
     ----------------                      ----------- ---------------- ---------      -------
Revenues                                     $ 2,429       $   318       $     -       $ 2,747

Net income (loss)                            $   (43)      $    81       $  (367)      $  (329)

Interest income                              $     -       $     -       $     2       $     2
Depreciation and amortization                $     -       $     3       $    16       $    19
Segment assets                               $ 3,918       $     9       $ 1,115       $ 5,042

   Six months ended:
     June 30, 2003
   -----------------
Revenues                                     $     -       $   577       $     -      $   577

Net income (loss)                            $   (44)      $    59       $    43      $    58

Interest expense                             $     -       $    (1)      $     -      $    (1)
Depreciation and amortization                $     -       $     4       $    18      $    22
Segment assets                               $ 1,882       $    79       $ 4,012      $ 5,973

NOTE 5. RESTRICTED CASH. At June 30, 2004, approximately $200,000 was held in a restricted cash account to support construction, down from $962,000 at December 31, 2003. Also, an additional $48,000 was deposited on a restricted basis to support two letters of credit issued by Vectra Bank, totaling $367,000 which were required by the City of Westminster to assure completion of the infrastructure at the redevelopment site. These letters of credit expired on July 2, 2004 and were replaced by two new letters of credit totaling approximately $50,000 and a reduction to the restricted cash requirement to $50,000.

NOTE 6.  REAL ESTATE INVENTORIES.

         Real estate inventories consist of the following (in thousands):

                                               June 30, 2004  December 31, 2003
                                               -------------  -----------------
Townhomes under construction
          and finished lots                        $1,524          $1,482
Land under development                             $2,146          $1,606
                                                   ------          ------
                                                   $3,670          $3,088
                                                   ======          ======

NOTE 7. CONSTRUCTION LOAN. In June 2003, the Company secured a $1.63 million construction loan from Vectra Bank for the Westminster Redevelopment Project. Under the terms of the loan, which carried an interest rate of prime plus one percent, proceeds, net of normal selling and closing costs, from the sale of housing units were applied to the loan. The loan was completely repaid in June, 2004.

NOTE 8. CONSTRUCTION CONTRACT. In June 2003, the Company entered into a fixed price construction contract with a local general contractor in the amount of $2,448,000 to build housing units. Under the terms of the contract, certain funds are withheld as retainage payable. At June 30, 2004, approximately $98,000 remained to be incurred on the contract.

NOTE 9. NOTES PAYABLE. In March 2004, the Company obtained a draw note payable in the amount of $380,600 to Guarantee Bank payable in one year to finance the purchase of two parcels of property located in Westminster, Colorado. Through June 30, 2004, the Company had draws of $161,000 under the note which was used to purchase one of the parcels of property. The note bears interest at the rate of prime plus 1% with a minimum of 5.5% with monthly interest only payments. The principal is due at maturity and the note is collateralized by a first deed of trust on the properties.

         In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495 to finance the remediation of a five-acre site on which the Company intends to construct 54 residential townhomes. The Loan is for a period of three years with interest at 2% per annum payable monthly. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale and the note is collateralized by a deed of trust on the property. At June 30, 2004 the Company had drawn approximately $299,000 on the loan.

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

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, were not adverse nor did they result in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at June 30, 2004 relating to this matter, as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

NOTE 12. RELATED PARTY TRANSACTIONS. In March 2004, the Company sold a townhome to Steven H. Davis, Chief Executive Officer, President and Director for $160,949 which was comparable to the price received for similar units from outside customers. The sales price approximated the cost of the unit. In addition, the Company agreed to lease the unit on a month-to-month basis from Mr. Davis for $1,050 per month to serve as the model unit for the outside marketing firm.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

         REVENUE. Revenues for the second quarter of 2004 were $2,248,649, up from the $151,376 reported for the year-earlier period. The increase for the current period is largely the result of closings on housing units at the Westminster development project.

         COST OF REVENUE. Cost of revenue for the June 2004 period was $2,237,999 up from the $148,162 recorded in the second quarter of 2003, reflecting increased activity on development sites.

         SELLING, GENERAL & ADMINISTRATIVE COSTS. Selling, General and Administrative costs were $203,992, down 22% from the year-earlier comparable of $262,989. However, the 2003 period benefited from a net recovery of $278,421 on previously written off debt of $546,000, less a write down of $321,000 related to a modification of a settlement agreement concluding a lengthy litigation.

         OTHER INCOME (EXPENSE). Other income was $3,633 and $64,660 in the respective periods reflecting gains on the sales of equipment.

         NET LOSS. For the June 2004 quarter, a net (loss) income of ($189,709), or ($0.03) a share, was incurred, compared to the net income of $210,699, or $0.04 a share, in the second quarter of 2003, which arose from a gain on the sale of equipment and an income tax recovery of $127,393.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

         REVENUE. Revenues were $2,747,034, up from the $577,135 reported for the year-earlier period. The increase for the current period is largely the result of closings on housing units at the Westminster development project.

         COST OF REVENUE. Cost of revenue was $2,700,100, up from the $527,887 recorded in 2003, reflecting increased activity on development sites.

         SELLING, GENERAL & ADMINISTRATIVE COSTS. Selling, General and Administrative costs were $382,845, down 17% from $462,863 in the first half of 2003. Again, as noted in the discussion of the second quarter results, the prior year first half benefited from a net bad debt recovery of $278,421.

         OTHER INCOME (EXPENSE). Other income was $6,499 and $65,469 in the respective periods reflecting gains on the sales of equipment.

         NET LOSS. A net (loss) income of ($329,412), or ($0.06) a share was incurred, compared to the net income of $57,668, or $0.01 a share in the first six months of 2003, which arose totally from non-recurring items.

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

         The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company is required to sell at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At June 30, 2004, the Company had capitalized $2.3 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

         The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is virtually complete. Construction at Site II and III is expected to begin during the third quarter. The estimated aggregate sales price for all three sites is approximately $8.7 million, approximately half of which should be realized in 2004. The Company believes sufficient resources are available to complete Site I and initiate work on Site II and III. Proceeds from the sale of Site I housing units plus additional construction loans will be required to complete Site II and III. Failure to achieve such financing on acceptable terms would have a material adverse impact on the Company's financial position, results from operations, and liquidity.

         The Company has also acquired a five-acre Brownfields remediation site in Aurora, Colorado and plans to construct 54 residences with a total estimated value of $9.5 million. At June 30, 2004, the Company had capitalized approximately $1,338,000 of costs related to permits, architectural design, remediation and property acquisition. In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495 to finance the remediation (see Note 9 - Notes Payable). Preliminary site plans have been approved and remediation activity is under way. The Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with potential lenders regarding financing for the project. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company financial position, results of operations, and liquidity.

         In January 2004, the Company entered into two Buy and Sell Real Estate agreements, one of which involved a residential property site in Westminster, Colorado, and was purchased for $258,000 on March 31, 2004. To finance this transaction, the Company obtained a draw note payable and has drawn $161,000 (see Note 9 - Notes Payable). The other agreement covers a vacant 10-acre tract in Jefferson County, Colorado, with a purchase price of $1.5 million. Completion of this transaction is dependent upon the mutual resolution of a number of conditions and contingencies with government entities and upon obtaining financing on terms satisfactory to the Company.

         At June 30, 2004, the Company's working capital was approximately $4.3 million, virtually unchanged from December 31, 2003. Cash, including restricted cash, declined to approximately $1.23 million from approximately $2.26 million at 2003 year-end, reflecting an increase in real estate inventory of approximately $600,000 and a reduction of approximately $750,000 in the outstanding construction loan.

CONTRACTUAL OBLIGATIONS

                                Payments Due By Period
                        ------------------------------------
  Contractual                         Less Than
  Obligations            Total         1 Year      1-3 Years
  -----------           --------      ---------    ---------
Operating Leases          89,565        56,765        32,800
Note Payable             298,668             -       298,668
Note Payable             161,000       161,000             -
                        --------      --------      --------
   Total                $549,233      $217,765      $331,468
                        ========      ========      ========

ITEM 3. CONTROLS AND PROCEDURES

         As of June 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

         Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, were not adverse nor did they result in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of the Shareholders of the Company was held on June 2, 2004 for the purposes of electing directors to the Board of Directors and ratifying the selection of Gelfond Hochstadt Pangburn, P.C. as the Company's independent accountants for the year ended December 31, 2004.

         The following votes were cast by Shareholders with respect to the election of directors at the Annual Meeting:

     NAME                       SHARES VOTED FOR                 SHARES WITHHELD
Craig C. Barto*                    5,280,407                          6,500
Steven H. Davis*                   5,256,107                         30,800
John D. Hendrick*                  5,256,107                         30,800
George Pratt*                      5,280,407                          6,500

* Re-elected as a Director.

         The following votes were cast by Shareholders with respect to the selection of Gelfond Hochstadt Pangburn, P.C. as the Company's independent accountants for the year ended December 31, 2004:

                                     SHARES VOTED FOR     SHARES VOTED AGAINST
Gelfond Hochstadt Pangburn, P.C.        5,286,907                   0

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

              Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

              Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K

              During the quarter ended June 30, 2004, the Company filed one report on Form 8-K dated April 21, 2004, reporting information under Items 4 and 7 of that form.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CET SERVICES, INC.

Dated: August 12, 2004                By: /s/ Steven H. Davis
                                          --------------------------------------
                                          Steven H. Davis, President and Chief
                                            Executive Officer

                                      By: /s/ Dale W. Bleck
                                          --------------------------------------
                                          Dale W. Bleck, Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibits
     No.                             Description
  -------                            -----------
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