Form 10QSB
period 2004-09-30
CET SERVICES INC
filed 2004-11-12
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 1-13852

CET Services, Inc.

(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0285964 (IRS Employer Identification No.)

7032 South Revere Parkway, Englewood, CO (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-9115

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

As of October 15, 2004, 5,554,489 shares of common stock, no par value per share, were outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CET SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
ASSETS	(unaudited)	2003
CURRENT ASSETS:
Cash	$696,175	$1,050,945
Restricted cash	259,540	1,209,983
Accounts receivable	63,897	89,089
Real estate inventories	4,006,669	3,087,740
Prepaid expenses	64,165	45,695

Total Current Assets	5,090,446	5,483,452

EQUIPMENT AND IMPROVEMENTS:
Field equipment	38,235	55,436
Vehicles	4,073	4,073
Furniture & fixtures	56,647	56,647
Office equipment	140,803	137,474
Leasehold improvements	24,931	24,931

	264,689	278,561
Less allowance for depreciation and amortization	(247,354)	(239,333)

Equipment and improvements, net	17,335	39,228

OTHER ASSETS:
Deposits	8,269	8,269

Total Other Assets	8,269	8,269

	$5,116,050	$5,530,949

(Continued)

CET SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(continued)

	September 30,
	2004	December 31,
	(unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$270,665	$319,213
Accrued expenses	25,883	33,771
Retainage payable	86,136	48,231
Construction loan	—	750,033
Note payable	161,000	—

Total current liabilities.	543,684	1,151,248

LONG-TERM DEBT	471,495	—
STOCKHOLDERS’ EQUITY:
Common stock (no par value) — authorized 20,000,000 shares; 5,554,489 and 5,534,489 shares issued and outstanding in 2004 and 2003, respectively	8,331,007	8,331,007
Paid-in capital	104,786	104,786
Accumulated deficit	(4,334,922)	(4,056,092)

Total stockholders’ equity	4,100,871	4,379,701

	$5,116,050	$5,530,949

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2004	2003
REVENUE	$488,553	$142,653
COST OF REVENUE:
Direct	258,566	95,779
Indirect	2,980	7,921

	261,546	103,700

Gross profit	227,007	38,953

OPERATING EXPENSES:
Selling, general and administrative expenses	173,558	186,083

Operating profit (loss)	53,449	(147,130)

OTHER INCOME :
Gain on sale of equipment	—	(753)
Interest income	666	19,717
Other (expense) income, net	(3,533)	660

	(2,867)	19,624

NET INCOME (LOSS)	$50,582	$(127,506)

Earnings (loss) per common share — basic	$0.01	$(0.02)

Weighted average number of common shares outstanding	5,554,489	5,757,792

Earnings (loss) per common share — diluted	$0.01	$(0.02)

Weighted average number of common shares outstanding	5,554,489	5,757,792

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
REVENUE	$3,235,587	$719,788
COST OF REVENUE:
Direct	2,950,915	548,021
Indirect	10,731	83,566

	2,961,646	631,587

Gross profit	273,941	88,201

OPERATING EXPENSES:
Selling, general and administrative expenses	556,403	648,946
Bad debt recovery, net	—	(278,421)

	556,403	370,525

Operating loss	(282,462)	(282,324)

OTHER INCOME :
Gain on sale of equipment	4,225	63,665
Interest income	2,724	18,326
Other (expense) income, net	(3,317)	3,102

	3,632	85,093

Loss before income taxes	(278,830)	(197,231)
INCOME TAX BENEFIT	—	127,393

NET LOSS	$(278,830)	$(69,838)

Loss per common share — basic	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	5,554,489	5,757,792

Loss per common share — diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	5,554,489	5,757,792

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,830)	$(69,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,232	31,552
Gain on disposal of equipment	(4,225)	(63,665)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	25,192	(2,671,681)
Decrease in contracts in process	—	42,295
Decrease in retention and other receivables	—	50,862
Increase in income tax receivable	—	(24,240)
(Increase) decrease in prepaid expenses	(18,470)	26,992
Decrease in inventory and other assets	—	3,248,145
Increase in real estate inventories	(918,929)	(469,867)
Decrease in accounts payable	(48,548)	(354,335)
Increase in retainage payable	37,905	—
Decrease in accrued expenses	(7,888)	(36,808)

Net cash used in operating activities	(1,189,561)	(290,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of vehicles and office equipment	(3,329)	(4,073)
Proceeds from sales of equipment	5,215	75,124
Decrease (increase) in restricted cash	950,443	(247,945)

Net cash provided by (used in) investing activities	952,329	(176,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from construction loan	(750,033)	221,331
Proceeds from long term debt	471,495
Proceeds from notes payable	161,000	300,000

Net cash (used in) provided by financing activities	(117,538)	521,331

(DECREASE) INCREASE IN CASH	(354,770)	53,849
CASH AT BEGINNING OF PERIOD	1,050,945	391,304

CASH AT END OF PERIOD	$696,175	$445,153

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1.	Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2.	Earnings Per Share. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) requires the presentation of basic earnings per share (“EPS”) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) profit and (loss) earnings per share would have been increased to the following pro forma amounts:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2004	2003
Net income (loss):
As reported	$50,582	$(127,506)
Stock compensation expense	(928)	(1,329)

Pro forma	$49,654	$(128,835)

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.02)
Pro forma	$0.01	$(0.02)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Net loss:
As reported	$(278,830)	$(69,838)
Stock compensation expense	(2,784)	(4,728)

Pro forma	$(281,614)	$(74,566)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.01)
Pro forma	$(0.05)	$(0.01)

Note 4.	Segment Information. The Company operates in two business segments — water/wastewater construction, and residential housing development and construction. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

Three months ended:	Residential	Water/wastewater
September 30, 2004	Housing	Construction	Corporate	Total
Revenues	$365	$124	$—	$489
Net income (loss)	$188	$40	$(177)	$51
Depreciation and amortization	$—	$1	$4	$5
Segment assets	$4,007	$9	$1,100	$5,116

Three months ended:
September 30, 2003
Revenues	$—	$143	$—	$143
Net income (loss)	$(22)	$24	$(130)	$(128)
Depreciation and amortization	$—	$4	$6	$10
Segment assets	$2,171	$67	$3,712	$5,950

Nine months ended:	Residential	Water/wastewater
September 30, 2004	Housing	Construction	Corporate	Total
Revenues	$2,793	$443	$—	$3,236
Net income (loss)	$145	$121	$(545)	$(279)
Interest income	$—	$—	$3	$3
Depreciation and amortization	$—	$5	$19	$24
Segment assets	$4,007	$9	$1,100	$5,116

Nine months ended:
September 30, 2003
Revenues	$—	$720	$—	$720
Net income (loss)	$(66)	$83	$(87)	$(70)
Interest (expense) income	$—	$(1)	$19	$18
Depreciation and amortization	$—	$8	$24	$32
Segment assets	$2,171	$67	$3,712	$5,950

Note 5.	Restricted Cash. At September 30, 2004, approximately $260,000 was held in a restricted cash account which supports two letters of credit issued by Vectra Bank which are required by the City of Westminster to assure completion of the infrastructure at the redevelopment site.

Note 6.	Real Estate Inventories.
Real estate inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Townhomes under construction and finished lots	$1,890	$1,482
Land under development	$2,117	$1,606

	$4,007	$3,088

Note 7.	Construction Loan. In June 2003, the Company secured a $1.63 million construction loan from Vectra Bank for the Westminster Redevelopment Project. Under the terms of the loan, which carried an interest rate of prime plus one percent, proceeds, net of normal selling and closing costs, from the sale of housing units were applied to the loan. The loan was completely repaid in June 2004.

Note 8.	Construction Contracts. In June 2003, the Company entered into a fixed-price construction contract with a local general contractor in the amount of $2,448,000 to build housing units. Under the terms of the contract, certain funds are withheld as retainage payable and amounted to approximately $25,000 at September 30, 2004. Additional retainage payables of approximately $61,000 related to other projects were also outstanding as of the same date. In September 2004, the Company entered into a contract with a general contractor in the amount of $2.75 million for the construction of 27 additional housing units.

Note 9.	Notes Payable. In March 2004, the Company obtained a draw note payable in the amount of $380,600 to Guarantee Bank payable in one year to finance the purchase of two parcels of property located in Westminster, Colorado. Through September 30, 2004, the Company had drawn $161,000 under the note which was used to purchase one of the parcels of property. The note bears interest at the rate of prime plus 1% with a minimum of 5.5% with monthly interest only payments. The principal is due at maturity and the note is collateralized by a first deed of trust on the properties.

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

Note 10.	Legal. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company’s financial position or results of operations.

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, were not adverse nor did they result in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at September 30, 2004 relating to this matter, as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

Note 11.	Recent Accounting Pronouncements. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 12.	Related Party Transactions. In March 2004, the Company sold a townhome to Steven H. Davis, Chief Executive Officer, President and Director for $160,949 which was comparable to the price received for similar units from outside customers. The sales price approximated the cost of the unit. In addition, the Company agreed to lease the unit on a month-to-month basis from Mr. Davis for $1,050 per month to serve as the model unit for the outside marketing firm.

Note 13.	Subsequent Events. On October 27, the Company secured a $2,925,000 construction loan from Vectra Bank to support the completion of the Westminster Redevelopment Project. The loan is for a term of one year with interest payable monthly at a rate of prime plus 0.75%, which was 5.5% at October 31, 2004, and is secured by certain properties. Costs and closing fees amounted to approximately 1% of the loan principal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

     This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

     Revenue. Revenues for the third quarter of 2004 were $488,553, up from the $142,653 reported for the year-earlier period. The increase for the current period is largely the result of closings on housing units at the Westminster development project. On-going revenues from water services activity, which accounted for all the revenues in the prior year, contributed 25% of the current quarter revenues.

     Cost of Revenue. Cost of revenue for the September 2004 period was $261,546, up from the $103,700 recorded in the second quarter of 2003, reflecting increased activity on development sites.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $173,558, down 6.7% from the year-earlier comparable of $186,083 as a result of a decrease in legal costs.

     Other Income (Expense). During the third quarter of 2004, a net other expense of $2,867 was incurred, while in the prior-year period other income was $19,624, primarily from interest on an income tax refund.

     Net Income (Loss). For the September 2004 quarter, net income of $50,582, or $0.01 a share, was recorded, compared to the net loss of ($127,506) or ($0.02) a share, in the third quarter of 2003. The profit achieved for the current quarter arose from somewhat lower construction costs on the most recently sold units and a year-to-year reduction in selling, general, and administrative expenses.

Results of Operations
Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

     Revenue. Revenues were $3,235,587, up from the $719,788 reported for the year-earlier period. The increase for the current period is largely the result of closings on housing units at the Westminster development project. Water service activity contributed 14% of revenues for the current period as compared to accounting for all revenues in the 2003 period.

     Cost of Revenue. Cost of revenue was $2,961,646, up from the $631,587 recorded in 2003, reflecting increased activity on development sites.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $556,403, up from $370,525 in the first half of 2003. The 2003 period benefited from a net recovery of $278,421 on previously written off debt of $546,000, less a write down of $321,000 related to a modification of a settlement agreement concluding a lengthy litigation.

     Other Income (Expense). Other income was $3,632 and $85,093 in the respective periods primarily reflecting gains on the sales of equipment.

     Net Loss. A net loss of ($278,830), or ($0.05) a share was incurred, compared to the net loss of ($69,838), or ($0.01) a share in the first nine months of 2003 in which the Company benefited from the collection of a previously written-off bad debt and an income tax refund.

Liquidity and Capital Resources

     The Company’s sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing arrangements, and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the Company’s business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company.

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The

Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At September 30, 2004, the Company had capitalized $2.2 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is complete. In late September 2004, the Company entered into a contract with a general contractor in the amount of $2.75 million for the construction of the remaining 27 housing units at Sites II and III. Building activity has begun at these sites. After the close of the quarter, the Company secured a construction loan in the amount of $2,925,000 (see Note 13. Subsequent Event.), which is believed to be sufficient to achieve completion of the development.

     The Company has also acquired a five-acre Brownfields remediation site in Aurora, Colorado and plans to construct 54 residences with a total estimated value of $9.5 million. At September 30, 2004, the Company had capitalized approximately $1,728,000 of costs related to permits, architectural design, remediation and property acquisition. In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495 to finance the remediation (see Note 9 — Notes Payable). Preliminary site plans have been approved and remediation activity is virtually complete. The Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with potential lenders regarding financing for the project. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company’s financial position, results of operations, and liquidity.

     In January 2004, the Company entered into two Buy and Sell Real Estate agreements, one of which involved a residential property site in Westminster, Colorado, and was purchased for $258,000 on March 31, 2004. To finance this transaction, the Company obtained a draw note payable and has drawn $161,000 (see Note 9 — Notes Payable). The other agreement covers a vacant 10-acre tract in Jefferson County, Colorado, with a purchase price of $1.5 million. Completion of this transaction is dependent upon the mutual resolution of a number of conditions and contingencies with government entities and upon obtaining financing on terms satisfactory to the Company.

     At September 30, 2004, the Company’s working capital was approximately $4.6 million, virtually unchanged from December 31, 2003. Cash, including restricted cash, declined to approximately $1.0 million from approximately $2.26 million at 2003 year-end, reflecting an increase in real estate inventory of approximately $900,000, a reduction of approximately $750,000 in the out-standing construction loan and an increase in borrowings of approximately $600,000.

Contractual Obligations

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years
Operating Leases	52,480	52,480	—
Note Payable	471,495	—	471,495
Note Payable	161,000	161,000	—

Total	$684,975	$213,480	$471,495

ITEM 3. CONTROLS AND PROCEDURES

     As of September 30, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

CET SERVICES, INC.
Dated: November 12, 2004	By:	/s/ Steven H. Davis
Steven H. Davis, President and Chief
Executive Officer

By:	/s/ Dale W. Bleck
Dale W. Bleck, Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350