Form 10KSB
period 2004-12-31
CET SERVICES INC
filed 2005-03-04
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended: December 31, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURIITES EXCHANGE
ACT OF 1934

For the transition period from ___to ___
Commission File No. 1-13852

CET SERVICES, INC.

(Name of Small Business Issuer in its Charter)

California	33-0285964

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7032 South Revere Parkway, Englewood, Colorado	80112

(Address of Principal Executive Offices)	(Zip code)

Issuer’s telephone number: (720) 875-9115

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
☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $4,018,308

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 14, 2005, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $1,706,550.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of February 25, 2005, 5,554,489 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

Documents incorporated by reference:

The information required by Items 9, 10, 11, 12 and 14 of Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operations
Item 7. Financial Statements
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
PART III
Item 9, 10, 11, 12 and 14. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Service
Item 13. Exhibits
SIGNATURES
Index to Exhibit
Subsidiaries of the Registrant
Consent of GHP Horwath, P.C.
Consent of Grant Thornton LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

PART I

Item 1. Description of Business.

The Company

     Incorporated in February 1988 pursuant to the laws of the State of California, CET Services, Inc. for more than a decade was engaged in environmental consulting, engineering, remediation, and related construction activities. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency (“EPA”). However, in August, 1999, the EPA issued a notice of suspension, alleging that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company has denied all allegations of wrongdoing in its relations with the EPA and has cooperated in full with the ongoing investigation. (See Item 3. Legal Proceedings and Note M-Legal to the Consolidated Financial Statements.)

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

     In addition, after careful review of the potential business available and the highly competitive bidding practices being encountered, the Company decided to not seek additional contracts in the water/wastewater treatment and services market. While certain ongoing contracts in this area may generate $40,000 or more per month in revenue through the first half of 2005, the Company’s main focus is property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

Brownfields Remediation and Property Development

     Where applicable, many municipalities are actively seeking to restore property currently idled by contamination in order to enhance the community’s tax base. Often, these municipalities are eligible for federal aid, state funds, and other types of special financing. Also, towns and cities adjacent to or close to major metropolitan centers are encouraging gentrification of older neighborhoods in order to revive the commercial and social activities of the community. The Company believes that these trends offer an opportunity for niche property development. Because of its past experience in the environmental market place, the Company believes it can provide a particular expertise and add value when remediation is required to bring the development to fruition.

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units.

Under the Development Agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and is providing other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2004, the Company had capitalized costs of $2.3 million on this project related to permits, architectural designs, land acquisition and construction costs.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of December 31, 2004, 20 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note F — Construction Loan) in the amount of approximately $2.9 million, which the Company believes is sufficient to complete the development. Demolition and remediation has been completed and building activity began at these sites during the fourth quarter of 2004. Subject to weather conditions, initial sales may be achieved late in the first quarter of 2005. Meanwhile, during 2004, the Company added to its land holdings in the Westminster area with the purchase of a residential site for $258,000 (see Note H — Notes Payable), which is being held for future development.

     In addition, the Company owns a five-acre residential site in Aurora, Colorado, “the Aurora project”, and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of $471,495 (see Note H - Notes Payable). The Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with possible lenders regarding financing for the construction of 54 housing units. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company’s financial position, results of operations, and liquidity.

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

     As described above, the Company holds real estate properties for development. This activity is expected to be the Company’s primary focus for the future. While the current and anticipated projects for land presently held are for multi-family housing, future project development could include commercial/industrial properties. The Company will seek to find niche property sites, initially in the greater Denver area, that offer an opportunity to upgrade value through demolition, remediation, and construction.

     The Company’s administrative functions are centralized in order to control overhead costs and permit the direct engagement of key management with local municipal authorities in project development. Further, the Company will attempt to minimize its fixed costs by contracting extensively with third parties, such as architects, engineers, and contractors to design and build. The Company intends to continue using third-party realtors for home sales.

     The pace of the Company’s activity in the property development area will be subject to a number of variables, many of which are outside its control. These include market demand for the structures erected on the sites, interest rates, and weather conditions, among others. In addition, the Company has limited financial resources, and there can be no assurance that external financing will be available on terms acceptable to the Company.

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

Potential Liability and Insurance

     In the construction of the housing units, the Company requires the general contractor to provide general liability and builders risk coverage. However, in providing environmental remediation services, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses, and fines and costs imposed by regulatory agencies. The Company’s potential environmental liability arises, in part, from the nature of the hazardous substances requiring remediation at the development sites.

     Because there are various exclusions and retentions attendant to insurance policies, not all liabilities that may be incurred by the Company will necessarily be covered by insurance. In addition, certain of the policies are “claims made” policies that only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts that occurred during the term of the policy, might not be covered by the policy.

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

     No payments have been made on behalf of the Company under a performance or payment bond. However, as result of the Company’s financial status, it has experienced difficulty in obtaining bonding.

Consequently, letters of credit in the aggregate of approximately $380,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage.

Employees

     As of January 2005, the Company had five full-time employees, including three Company officers. The Company’s employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

     The operations of the Company are substantially dependent upon its executive officers. The Company has no employment contracts with these persons, and the loss of their services could have a material adverse effect on the Company. The Company’s further success will also depend significantly on its ability to attract and retain additional skilled personnel, including highly trained technical personnel, project managers, and supervisors. The Company believes it currently has adequate qualified supervisory personnel, but there is no assurance that experienced and qualified management level personnel will be available to the Company in the future to fill positions as needed.

Item 2. Description of Property.

     The Company headquarters and administrative facilities are located at 7032 S. Revere Parkway, Englewood, Colorado, in approximately 6,000 square feet of leased office space at a monthly rental of approximately $6,325. The lease expires May 31, 2005 and the Company is currently investigating facility leasing options. The Company’s corporate and administrative functions are conducted from these facilities.

Item 3. Legal Proceedings.

     Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company’s financial position or results of operations. From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)	Principal Market or Markets. Since July 18, 1995, the Company’s Common Stock has been listed on the American Stock Exchange (“AMEX”) under the symbol “ENV”. The following table sets forth the high and low sale prices for the Company’s Common Stock as reported on the AMEX for the periods indicated:

Quarter Ended	High	Low

March 31, 2003	$0.62	$0.12

June 30, 2003	0.36	0.17

September 30, 2003	0.47	0.19

December 31, 2003	0.59	0.41

March 31, 2004	1.20	0.47

June 30, 2004	0.90	0.45

September 30, 2004	0.77	0.32
December 31, 2004	0.83	0.38

(b)	Approximate Number of Holders of Common Stock. The number of record holders of the Company’s common stock at February 25, 2005 was 34. This does not include approximately 740 shareholders that hold their shares in street name.

(c)	Dividends. The Board of Directors does not anticipate paying cash dividends on the Company’s Common Stock in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company, and other factors deemed relevant by the Board of Directors. The California Corporations Code provides that a corporation may not pay dividends if the corporation is, or as a result of the distribution would likely be, unable to meet its liabilities as they mature.

(d)	Sales of Unregistered Securities. None

Item 6. Management’s Discussion and Analysis or Plan of Operations.

     This Annual Report on Form 10-KSB contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words “estimate,” “project,” “believe,” “could,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     The Company’s primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. After experiencing sharply declining revenues as it withdrew from its historic environmental and water services activities, the Company achieved an increase in revenues during 2004, reflecting initial sales of residential housing units at its first development project. Ongoing water-related services continued to decline in 2004 and accounted for less than 16% of revenues during the year ended December 31, 2004. The Company’s headquarters and administrative offices are in Englewood, Colorado.

Business Strategy

     The Company believes that by working with various levels of municipal government, there is an opportunity to build a successful business in redeveloping niche sites in urban areas, particularly those requiring remediation, where the Company has unique experience. Virtually all of the Company’s limited resources are focused on seeking and developing such opportunities. The remaining water-related service contracts will expire in the normal course of business.

Critical Accounting Policies & Estimates

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

     The Company’s valuations of real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell.

     The Company’s recorded net deferred tax assets are limited by the underlying tax benefits that it expects to ultimately realize. An adjustment to income could be required if the Company were to determine that it could realize tax benefits in amounts greater or less than the amounts previously recorded.

Revenue Recognition — Real Estate

     In accordance with SFAS No. 66, revenue from the sale of real estate inventories is recognized when a sufficient down payment has been received; financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform significant additional activities after sale and delivery. Capitalized costs are charged to direct costs upon closing. Consideration received by the Company for real estate sales is cash.

     During development, all direct costs and those indirect costs related to acquisition and development are capitalized. Costs are allocated to various units utilizing management’s best estimate.

Because of the inherent uncertainties in the estimating process, it is at least reasonably possible that the estimates used will change in the near term. Provisions for estimated losses are recorded in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revenues are determined; such revisions may be material.

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company’s statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

	Percentage
	Relationship to		Period to
	Project Revenue		Period
	Year Ended		Change
			2004
			vs.
	2004	2003	2003
Revenue	100.0%	100.0%	357.5%

Costs:
Direct	90.7	67.1	517.9
Indirect	0.5	11.4	(78.3)

Gross profit (loss)	8.8	21.5	86.9

Operating expenses	18.7	58.7	45.7

Operating income (loss)	(9.9)	(37.2)	21.9
Other income (expense)	3.0	9.7	42.0

Income (loss) before income taxes	(6.9)	(27.5)	14.8
Income tax benefit	—	14.6	(100.0)

Net income (loss)	(6.9%)	(12.9%)	(143.4%)

2004 Compared to 2003

     Revenue. Revenues were $4,018,308 in 2004, up from $878,269 in 2003. The increase reflects initial sales of residential housing units at the Company’s first development project in Westminster, Colorado. Ongoing water services activity, which accounted for virtually all revenues in 2003, declined some 30% in 2004 and accounted for less than 16% of total revenue.

     Cost of Revenue. Cost of revenue for 2004 was $3,665,157, up from $689,365 in the prior year. The sharp increase reflects the expensing of previously capitalized costs as sales of residential housing units were closed.

     Operating Expenses. Selling General and Administrative costs were $751,040 in 2004, as compared to $515,313 in 2003, which benefited from a net bad debt recovery of $303,475.

     Other Income (Expense). In the final quarter of 2004, the Company recorded a gain of $128,179 from the elimination of payables incurred in 2000, which combined with other items resulted in net other income of $121,141 for the year. In the prior year, other income was $85,297 arising primarily from a $60,000 gain on the sale of equipment and $20,000 of interest income on an income tax refund.

     Net Loss. In 2004, a net loss of $276,748 was incurred. After a tax refund from prior years of $127,393, a net loss of $113,719 was incurred in 2003. The transitional nature of the Company’s business was the primary cause of losses incurred during 2002 and 2003. Initial sales of housing units at the Company’s first development project allowed overall operations to essentially reach a breakeven level during the second half of 2004.

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

     In connection with the Westminster redevelopment project discussed in Item 1. Business, the Company secured a $1.67 million construction loan in June 2003 to finance the building of 23 housing units at Site I. In addition, the Company established a restricted cash account in the amount of $1.1 million to support construction at the overall project. The loan was repaid in June, 2004. In October, 2004, the Company obtained a new construction loan in the amount of $2,925,000 to finance the building of 27 housing units at Site II and III of the development. The Company believes that the proceeds from the loan and internal sources are sufficient for completion of the project.

     With respect to the Aurora project, the Company has completed major remediation at the site aided by a Brownfields Cleanup Revolving Loan Fund Agreement in the amount of $471,495. The Company continues discussions with the City of Aurora officials, various independent agencies of the city and state, and prospective lenders to establish the financial parameters for the project. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms which would jeopardize the project and adversely impact the financial position, results of operations, and liquidity.

     Capital Commitments. In January, 2004, the Company entered into two Buy and Sell Real Estate agreements, one of which involved a residential property site in Westminster, Colorado, which was purchased for $258,000 in March, 2004. The other agreement covers a vacant 10-acre tract in Jefferson County, Colorado. Subsequent to the close of 2004, the Company terminated the Jefferson County agreement. Another site, also in Westminster, is under contract, with the final closing awaiting approval of the development proposal by the governing authorities. To aid in financing these transactions, the Company arranged for a draw note in the amount of $380,600 (see Note H — Notes Payable), of which $161,000 was drawn in connection with the March purchase.

     Also, subsequent to year-end, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a

50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado (see Note P — Subsequent Events). The Company has contributed $35,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Also in January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The Company intends to incorporate this parcel into a future redevelopment project.

     The Company has a lease for its existing headquarters and administrative facilities that expires in May 2005, and the Company is currently investigating facility leasing options. Monthly rentals currently are approximately $6,300 in the aggregate.

     Contractual Obligations at December 31, 2004:

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years
Construction Loan	$258,509	$258,509	—
Notes Payable	$632,495	$161,000	$471,495
Operating Leases	$37,950	$37,950	—

Total	$928,954	$457,459	$471,495

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

     See pages F-1 through F-19.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On April 21, 2004, the Company engaged GHP Horwath, P.C. to serve as the Company’s independent accountants. Also on April 21, 2004, Grant Thornton LLP was dismissed as the Company’s independent accountants. The decision to engage GHP Horwath, P.C. was recommended by the Audit Committee and approved by the Company’s Board of Directors.

     The report of Grant Thornton LLP on the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2003 and 2002 and the subsequent periods preceding the decision to change independent accountants, there were no disagreements with Grant Thornton LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or other reportable event (of the type described in Item 304 (a) (1) (B) of Regulation S-B), which disagreement(s), if not resolved to the satisfaction of Grant Thornton LLC, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     During the fiscal years ended December 31, 2003 and 2002 and the subsequent periods prior to engaging, neither the Company nor anyone on its behalf consulted GHP Horwath, P.C. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company by GHP Horwath, P.C.

Item 8A. Controls and Procedures.

     As of December 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

     None.

PART III

Item 9, 10, 11, 12 and 14. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Service.

     The information required by these Items is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 1, 2005.

Item 13. Exhibits.

                     The following exhibits are filed herewith:

Exhibit
Number	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement No. 33-91602

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 Registration Statement No. 33-91602

3.3	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 Registration Statement No. 33-91602

10.2	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 Registration Statement No. 33-91602

10.3	Stock Purchase Agreement with AquaSource Services and Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8K dated December 17, 1998.

10.4	Administrative Agreement between United States Environmental Protection Agency and the Registrant	Incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q for the nine months ended September 30, 1999.

10.5	Asset Purchase and Assignment Agreement by and between the Company and CAPE Environmental Management, Inc.	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6	Lease Agreement by and between the Company and Sky Harbor Associates Limited Partnership	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7	Line of Credit with Compass Bank	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description	Location
10.8	Amendment to the Lease Agreement by and between the Company and Sky Harbor Associates Limited Partnership	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	Development Agreement with the City of Westminster, CO.	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

21	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of GHP Horwath, P.C.	Filed herewith electronically

23.2	Consent of Grant Thornton LLP	Filed herewith electronically

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CET SERVICES, INC.

Dated: March 4, 2005	By	/s/ Steven H. Davis
Steven H. Davis
President and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Steven H. Davis Steven H. Davis	President, Chief Executive Officer, and Director	March 4, 2005
/s/ Craig C. Barto Craig C. Barto	Director	March 4, 2005
/s/ John D. Hendrick John D. Hendrick	Director	March 4, 2005
/s/ George Pratt George Pratt	Director	March 4, 2005
/s/ Dale W. Bleck Dale W. Bleck	Chief Financial Officer	March 4, 2005

CET SERVICES, INC.

FINANCIAL STATEMENTS AND REPORTS OF
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRMS

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CET Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CET Services, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CET Services, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GHP HORWATH, P.C.

Denver, Colorado
February 4, 2005

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CET Services, Inc.

We have audited the accompanying consolidated balance sheet of CET Services, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statementsbased on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of CET Services, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
January 26, 2004

CET Services, Inc.

CONSOLIDATED BALANCE SHEET

December 31,
2004
ASSETS
Cash	$1,044,894
Restricted cash	184,664
Accounts receivable	91,613
Real estate inventories	4,150,662
Prepaid expenses	52,489
Equipment and improvements — net	10,865
Deposits	8,269

TOTAL ASSETS	$5,543,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$185,394
Accrued expenses	64,298
Retainage payable	28,611
Accrued construction expense	271,196
Construction loan	258,509
Notes payable	632,495

TOTAL LIABILITIES	1,440,503

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY:
Common stock (no par value) — authorized 20,000,000 shares; 5,554,489 shares issued and outstanding	8,331,007
Paid-in capital	104,786
Accumulated deficit	(4,332,840)

Total stockholders’ equity	4,102,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,543,456

The accompanying notes are an integral part of this statement.

CET Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003
REVENUE	$4,018,308	$878,269

COST OF REVENUE:
Direct	3,643,480	589,623
Indirect	21,677	99,742

	3,665,157	689,365

Gross profit	353,151	188,904

OPERATING EXPENSES:
Selling, general and administrative expenses	751,040	818,788
Bad debt recovery, net	—	(303,475)

	751,040	515,313

Operating loss	(397,889)	(326,409)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	963	59,580
Interest income, net	2,690	21,817
Gain on elimination of payables	128,179	—
Other (expense) income, net	(10,691)	3,900

	121,141	85,297

Loss before taxes on income	(276,748)	(241,112)
Income tax benefit	—	127,393

NET LOSS	$(276,748)	$(113,719)

Loss per common share	$(0.05)	$(0.02)

Weighted average number of common shares	5,545,090	5,726,591

Loss per common share — assuming dilution	$(0.05)	$(0.02)

Weighted average number of fully diluted common shares	5,545,090	5,726,591

The accompanying notes are an integral part of these statements.

CET Services, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004 and 2003

					Total
	Common stock		Paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity

Balance at December 31, 2002	5,757,792	$8,419,407	$104,786	$(3,942,373)	$4,581,820

Repurchase and retirement of common stock from former director of the Company	(223,303)	(88,400)	—	—	(88,400)
Net loss for the year				(113,719)	(113,719)

Balance at December 31, 2003	5,534,489	$8,331,007	$104,786	$(4,056,092)	$4,379,701

Issued shares — legal settlement	20,000	—
Net loss for the year				(276,748)	(276,748)

Balance at December 31, 2004	5,554,489	$8,331,007	$104,786	$(4,332,840)	$4,102,953

The accompanying notes are an integral part of these statements.

CET Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,748)	$(113,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,935	41,779
Gain on disposal of equipment	(963)	(59,580)
Gain on elimination of payables	(128,179)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,524)	173,311
Decrease in contracts in process	271,196	42,295
Decrease in income tax, retention and other receivables	—	50,862
(Increase) decrease in prepaid expenses	(6,794)	46,747
Decrease in supplies inventory and deposits	—	3,252,710
Increase in real estate inventories	(1,062,922)	(1,386,849)
Decrease in accounts payable	(5,640)	(609,373)
(Decrease) increase in retainage payable	(19,620)	48,231
Increase (decrease) in accrued expenses	30,527	(45,389)

Net cash (used in) provided by operating activities	(1,174,732)	1,441,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,330)	(8,157)
Proceeds from sale of equipment	5,721	75,123

Net cash provided by investing activities	2,391	66,966

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	1,025,319	(1,209,983)
Proceeds from (payments on) notes payable	632,495	(300,000)
(Payments on) proceeds from construction loan	(491,524)	750,033
Payments on repurchase of common stock		(88,400)

Net cash provided by (used in) financing activities	1,166,290	(848,350)

(Decrease) increase in cash	(6,051)	659,641

Cash at beginning of year	1,050,945	391,304

Cash at end of year	$1,044,894	$1,050,945

The accompanying notes are an integral part of these statements.

CET Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the year
Interest (including $14,306 in 2004 and $31,343 in 2003 capitalized to real estate inventories)	$20,702	$31,656

The accompanying notes are an integral part of these statements.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND DESCRIPTION OF COMPANY

CET Services, Inc. (“CET” or the “Company”) formerly known as CET Environmental Services, Inc., was incorporated on February 9, 1988 under the laws of the State of California. The Company has one wholly owned subsidiary, Community Builders, Inc., a Colorado corporation.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Consolidation

The consolidated financial statements include the accounts of CET Services, Inc., and its wholly- owned subsidiary. All significant inter-company transactions have been eliminated.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

Equipment and Improvements

Equipment and improvements consist primarily of office equipment, furniture and fixtures and are recorded at cost. Depreciation is provided on a straight-line method over their estimated useful lives, generally five years. At December 31, 2004 accumulated depreciation was approximately $153,000.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their tax bases, as well as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Fair Value Information

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of an entity’s financial instrument assets and liabilities, as defined, regardless of whether recognized in the financial statements of the reporting entity. The fair value information does not purport to represent the aggregate net fair value of the Company.

The fair values of cash accounts, accounts receivable and accounts payable approximates the carrying amount due to the short-term maturity. The carrying value approximates fair value for the notes payable and the construction loan, as the interest rate is a variable market rate. The fair value of the letters of credit approximates the fees charged for their maintenance.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company’s cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, who are varied in terms of size and financial strength. Customer balances are continually monitored to minimize the risk of loss.

The Company’s residential housing segment has two primary projects, one of which contributed substantially to revenues and cash flow in 2004. Both are expected to provide a significant portion of the Company’s revenues and cash flow in the immediate future. If any unforeseen circumstance would interrupt the development and completion of these projects, it would have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

Earnings per Share

Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce a loss or increase earnings per share. During each of the years ended December 31, 2004 and 2003, the effect of outstanding options would have been anti-dilutive.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans. Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been increased to the following pro forma amounts for options granted in 2000 and 2002 that vest over five years:

	December 31,	December 31,
	2004	2003
Net loss available to common stockholders:

As reported	$(276,748)	$(113,719)
Stock compensation expense	(3,710)	(6,865)

Pro forma	$(280,458)	$(120,584)

Basic and diluted net loss available to common stockholders per common share:
As reported	$(.05)	$(.02)
Pro forma	$(.05)	$(.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants in 2003: no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years.

Unclassified balance sheet

In conjunction with the Company’s restructuring of its business activity to property development, the Company has changed its balance sheet presentation from classified to unclassified as of December 31, 2004, in accordance with industry practices for property developers.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R) Share Based Payment which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WATER/WASTE WATER SERVICES

Accounts Receivable

Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. At December 31, 2004, no allowance for doubtful accounts was determined to be necessary.

Contracts

As noted in previous reports, the Company has essentially withdrawn from the Water/Waste Water Services business. Service continues to be provided for two customers, the State of Colorado and the Centennial Water District, which combined accounted for less than 15% of 2004 revenues. Basically, the services are provided under fixed price contracts where revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

In the fourth quarter of 2004, the Company determined that payables incurred in 2000 in connection with the Company’s former environmental remediation services business had been legally released. Accordingly, the Company recorded a non-operating gain of approximately $128,000 on the elimination of the payables.

PROPERTY DEVELOPMENT

Real Estate Inventories

Real estate inventories consist of land under development, townhomes under construction, and finished lots. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction and development period. Land and improvement costs are allocated within a project based on relative sales value. Construction of residential housing began in 2003, and initial sales were achieved in 2004.

Real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

In accordance with SFAS No. 66, revenue from the sale of real estate inventories is recognized when a sufficient down payment has been received; financing has been arranged; title, possession and other attributes of ownership have been transferred to the buyer; and the Company is not obligated to perform significant additional activities after sale and delivery. Capitalized costs are charged to direct costs upon closing. Consideration received by the Company for real estate sales is cash.

NOTE C — SIGNIFICANT CUSTOMERS

In 2003, the Company had two customers, the State of Colorado and Centennial Water District, which contributed 65% or approximately $568,000 of the Company’s revenue. However, the Company’s primary focus in 2004 is property development, and initial sales of housing units from its first development project accounted for more than 84% of revenues in 2004.

NOTE D — REAL ESTATE INVENTORIES

Real estate inventories at December 31 consist of the following:

2004
Townhomes under construction and finished lots	$1,868,000
Land under development	2,283,000

$4,151,000

NOTE E — RESTRICTED CASH

Letters of credit in the amount of approximately $380,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage. Cash of approximately $93,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender. In addition, cash of approximately $92,000 is being held by the lender on a restricted basis and is to be used towards the current construction costs.

NOTE F — CONSTRUCTION LOAN

In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan is due October 27, 2005, carries interest at prime plus three quarters of one percent (6 % at December 31, 2004), and is secured by certain properties. As of December 31, 2004 the Company had drawn approximately $259,000 of the $2.93 million construction loan thereby leaving a balance of approximately $2,666,000 available for future draws. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — CONSTRUCTION CONTRACT

In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and III. The contract, in the amount of $2,745,417, requires that certain funds are withheld as retainage payable. At December 31, 2004, approximately $568,000 was accrued under the contract and $2,177,000 was remaining to be incurred on the contract.

NOTE H— NOTES PAYABLE

In March 2004, the Company obtained a draw note in the amount of $380,600 from Guarantee Bank, payable in one year to finance the purchase of two parcels of property located in Westminster, Colorado. At December 31, 2004, the Company had drawn $161,000 under the note which was used to purchase one of the properties; the other is under contract with closing awaiting final approval of the development plan. The note bears interest at the rate of prime plus 1% with a minimum of 5.5% with monthly interest-only payments. The principal is due at maturity, and the note is collateralized by a first deed of trust on the property.

In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495, to finance the remediation of a five-acre site on which the Company intends to construct 54 residential townhomes. The Loan is for a period of three years with interest at 2% per annum payable monthly. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the Loan is collateralized by a deed of trust on the property.

Aggregate maturities of notes payable outstanding at December 31 are as follows:

2005	$161,000
2007	$471,495

Total notes payable	$632,495

NOTE I — STOCKHOLDERS’ EQUITY

Prior to the close of 2003, the Company completed the final step of an agreement entered into in May, 2001 with a former Director and Executive Vice President of the Company by purchasing 223,303 common shares for $88,400, or $0.395 a share. The purchase was contingent upon the Company realizing cash receipt of an amount due under a 2003 modified settlement agreement with Remediation Financial, Inc. (RFI) relating to a previous environmental remediation contract. The Company received $2,875,000 on November 2, 2003 thereby ending all potential further litigation with RFI and its affiliated partner and extinguishing all obligations and contingencies with related parties.

In June 2004, the Company issued 20,000 shares in connection with a legal settlement. The fair value of these shares was not material to the financial statements.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — STOCK OPTIONS

The Company has adopted an Incentive Stock Option Plan (the Plan) for key personnel. A total of 550,000 shares of the Company’s common stock are reserved for issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees, including officers and directors who are also employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options, and the form of the instruments evidencing Options granted under the Plan. The Plan is accounted for under APB Opinion 25 and related interpretations. The Options generally have a term of 10 years when issued and vest over one to five years.

The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000. The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. However, any Option granted under the Plan to a person owning more than 10 percent of the Company’s common stock shall be at a price of at least 110 percent of such fair market value.

A summary of the status of the Plan follows:

		Weighted
		average exercise
	Shares	price per share
Outstanding at January 1, 2003	108,600	$1.33
Granted	20,000	.32
Exercised	—	—
Canceled	(20,000)	1.75

Outstanding at December 31, 2003	108,600	$1.07

Total exercisable at December 31, 2003	76,600	$1 37

Outstanding at January 1, 2004	108,600	$1.07
Granted	—	—
Exercised	—	—
Canceled	(5,000)	.44

Outstanding at December 31, 2004	103,600	$1.10

Total exercisable at December 31, 2004	101,600	$1.11

Weighted average fair value of options granted during the year ended December 31, 2003 was $.31. The following information applies to options outstanding at December 31, 2004:

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual	exercise	Number	exercise
exercise prices	outstanding	life (years)	price	exercisable	price
$0.20 - $0.66	75,000	4.79	$0.40	73,000	$0.40
$1.30 - $1.95	7,500	4.44	$1.31	7,500	$1.31
$3.00 - $4.50	21,100	.39	$3.50	21,100	$3.50

	103,600			101,600

NOTE K — TAXES ON INCOME

A reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

	2004		2003
Expected income tax benefit at statutory rate	$	(92,700)	$(82,000)
Change in valuation reserve		107,100	(24,000)
State taxes		(11,000)	(7,700)
Other		(3,400)	(13,693)
Change in prior year estimate		—	—

		$—	$(127,393)

Deferred tax assets and liabilities consist of the following at December 31:

	2004	2003
Other reserves	$—	$6,500
NOL carryforward	1,920,400	1,816,900
Other	6,900	(3,200)

	1,927,300	1,820,200
Valuation reserve	(1,927,300)	(1,820,200)

	$—	$—

Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2004, the Company has net operating carry forwards for regular income tax purposes of approximately $5.0 million that expire in various amounts in years 2018 through 2024 .

In 2003, the Company filed amended tax returns for 1998 and 2000. Utilizing the loss-carryback provisions of the tax code, the Company deemed that it was entitled to recover $127,393 of prior tax payments. This refund was received in full in 2003.

NOTE L — LEASE COMMITMENTS

The Company is obligated under an operating lease for its facility. The lease expires in May 2005. The lease also provides for payments of taxes and certain common area costs and expenses. Total rent expense for the years ended December 31, 2004 and 2003 was $84,754 and $82,966 respectively.

NOTE M — LEGAL

Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company’s financial position or results of operations. From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at December 31, 2004, relating to this matter, as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N — SEGMENT INFORMATION

CET has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. CET’s revenues and expenses are generated from two segments, residential housing development and construction and water/wastewater services. Transfers and sales between reportable segments, if any, are recorded at cost. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

	Residential	Water/wastewater
December 31, 2004	Housing	Services	Corporate	Total

Revenue	$3,407	$611	$—	$4,018

Segment profit (loss)	206	151	(634)	(277)

Interest income (expense) net	—	—	3	3
Depreciation and amortization		5	22	27
Segment assets	4,151	2	1,390	5,543
Expenditures for segment assets	—	—	3	3

December 31, 2003

Revenue	$—	$878	$—	$878

Segment profit (loss)	—	19	(133)	(114)

Interest income (expense) net	—	—	22	22
Depreciation	—	10	32	42
Segment assets	4,298	67	1,166	5,531
Expenditures for segment assets	—	—	8	8

NOTE O — RELATED PARTY TRANSACTIONS

The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, a Director of the Company, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2004 and 2003, the Company invoiced the Centennial Water & Sanitation District $331,149 and $302,062, respectively, and recorded a profit of $15,563 and $14,205, respectively, under this arrangement. .

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

CET Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P — SUBSEQUENT EVENTS

In January 2005, the Company elected to terminate an agreement to buy a vacant 10-acre tract in Jefferson County, Colorado.

Also in January 2005, the Company entered into an operating agreement as a 50% owner of Arizona Avenue LLC, a Colorado limited liability company. In conjunction with the operating agreement, the Company entered into a management and development agreement with Arizona Avenue LLC to develop a five-acre parcel in Aurora, Colorado, comprised of approximately 54 town home units. The Company has contributed $35,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner.

Also in January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The Company intends to incorporate this parcel into a future redevelopment project.

INDEX TO EXHIBITS

Exhibit
Number	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 Registration Statement No. 33-91602

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 Registration Statement No. 33-91602

3.3	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 Registration Statement No. 33-91602

10.2	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 Registration Statement No. 33-91602

10.3	Stock Purchase Agreement with AquaSource Services and Technologies, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8K dated December 17, 1998.

10.4	Administrative Agreement between United States Environmental Protection Agency and the Registrant	Incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q for the nine months ended September 30, 1999.

10.5	Asset Purchase and Assignment Agreement by and between the Company and CAPE Environmental Management, Inc.	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.6	Lease Agreement by and between the Company and Sky Harbor Associates Limited Partnership	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.7	Line of Credit with Compass Bank	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description	Location

10.8	Amendment to the Lease Agreement by and between the Company and Sky Harbor Associates Limited Partnership	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.9	Development Agreement with the City of Westminster, CO.	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of GHP Horwath, P.C.	Filed herewith electronically

23.2	Consent of Grant Thornton LLP	Filed herewith electronically

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically