Form 10QSB
period 2005-03-31
CET SERVICES INC
filed 2005-05-13
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

As of April 20, 2005, 5,554,489 shares of common stock, no par value per share, were outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CET SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
ASSETS
Cash	$778,881	$1,044,894
Restricted cash	92,914	184,664
Accounts receivable	54,013	91,613
Real estate inventories	5,572,907	4,150,662
Prepaid expenses	38,639	52,489
Equipment and improvements — net	8,771	10,865
Deposits	8,269	8,269
Investment in LLC	114,830	—

TOTAL ASSETS	$6,669,224	$5,543,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$203,562	$185,394
Accrued expenses	38,982	64,298
Retainage payable	79,219	28,611
Accrued construction expense	331,328	271,196
Construction loan	1,090,383	258,509
Notes payable	938,450	632,495

TOTAL LIABILITIES	2,681,924	1,440,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (no par value) – authorized 20,000,000 shares; 5,554,489 shares issued and outstanding	8,331,007	8,331,007
Paid-in capital	104,786	104,786
Accumulated deficit	(4,448,493)	(4,332,840)

Total stockholders’ equity	3,987,300	4,102,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,669,224	$5,543,456

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2005	2004
REVENUE	$138,037	$498,385

COST OF REVENUE:
Direct	125,756	456,828
Indirect	5,013	5,273

	130,769	462,101

Gross profit	7,268	36,284

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	152,465	178,853

Operating loss	(145,197)	(142,569)

OTHER INCOME :
Gain on elimination of payables	31,358	—
Interest income (expense), net	(2,355)	2,650
Other income	541	216

	29,544	2,866

NET LOSS	$(115,653)	$(139,703)

Loss per common share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	5,554,489	5,534,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,653)	$(139,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,094	10,118
Gain on elimination of payables	(31,358)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	37,600	45,257
Decrease in prepaid expenses	13,850	2,663
Increase in real estate inventories	(1,422,245)	(1,244,363)
Increase (decrease) in accounts payable	49,526	(30,487)
Increase in retainage payable	50,608	14,562
Increase (decrease) in accrued expenses and construction expense	34,816	(26,234)

Net cash used in operating activities	(1,380,762)	(1,368,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in LLC	(114,830)	—
Purchases of office equipment	—	(3,329)

Net cash (used in) investing activities	(114,830)	(3,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	91,750	962,038
Proceeds from (payments on) construction loan	831,874	(275,207)
Payments on note payable	(1,545)	—
Proceeds from note payable	307,500	161,000

Net cash provided by financing activities	1,229,579	847,831

DECREASE IN CASH	(266,013)	(523,685)

CASH AT BEGINNING OF PERIOD	1,044,894	1,050,945

CASH AT END OF PERIOD	$778,881	$527,260

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2.	Earnings Per Share. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) requires the presentation of basic earnings per share (“EPS”) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2005 and 2004, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3.	Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans. Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company’s proforma net loss and loss per share would have been as follows for options granted in 2000 and 2002 that vest over five years:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2005	2004
Net loss:
As reported	$(115,653)	$(139,703)
Stock compensation expense	(50)	(928)

Pro forma	$(115,703)	$(140,631)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

Note 4.	Segment Information. The Company operates in two business segments – water/wastewater construction, and residential housing development and construction. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

	Residential	Water/wastewater
March 31, 2005	Housing	Construction	Corporate	Total
Revenues	$—	$138	$—	$138

Net (loss) income	$(29)	$39	$(126)	$(116)

Interest expense, net	$(2)	$—	$—	$(2)
Depreciation and amortization	$—	$—	$2	$2
Segment assets	$5,688	$54	$927	$6,669

March 31, 2004
Revenues	$329	$170	$—	$499

Net (loss) income	$(12)	$38	$(166)	$(140)

Interest income (expense), net	$—	$—	$3	$3
Depreciation and amortization	$—	$2	$8	$10
Segment assets	$4,581	$67	$587	$5,235

Note 5.	Restricted cash. Letters of credit in the amount of approximately $380,000 are being used in lieu of bonds to satisfy the City of Westminster’s requirements for infrastructure construction coverage. Cash of approximately $93,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

Note 6.	Real Estate Inventories.

Real estate inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Townhomes under construction and finished lots	$3,034	$1,868
Land under development	2,539	2,283

	$5,573	$4,151

Note 7.	Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. As of March 31, 2005, the Company has contributed approximately $115,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations and incurred in 2005, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2005.

Note 8.	Construction Loan. In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan is due October

27, 2005, carries interest at prime plus three quarters of one percent (6.5 % at March 31, 2005), and is secured by certain properties. As of March 31, 2005, the Company had drawn approximately $1.09 million of the $2.93 million construction loan, thereby leaving a balance of approximately $1.84 million available for future draws. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted.

Note 9.	Construction Contract. In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and III. The contract, in the amount of $2,745,417, requires that certain funds are withheld as retainage payable. At March 31, 2005, approximately $1,584,000 was accrued under the contract, and $1,161,000 was remaining to be incurred on the contract.

Note 10.	Notes Payable. In March 2004, the Company obtained a draw note payable in the amount of $380,600 to Guarantee Bank payable in one year to finance the purchase of two parcels of property located in Westminster, Colorado. Through March 31, 2005, the Company had draws of $161,000 under the note which were used to purchase one of the parcels of property. The note bears interest at the rate of prime plus 1%, with a minimum of 5.5% with monthly interest-only payments (6.75% at March 31, 2005). The principal is due at maturity, and the note is collateralized by a first deed of trust on the properties.

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

Note 11.	Legal. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant is likely to have a material adverse effect on the Company’s financial position or results of operations.

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at March 31, 2005 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

Note 12.	Recent Accounting Pronouncements. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 13.	Related Party Transactions. In March 2004, the Company sold a townhome to Steven H. Davis, Chief Executive Officer, President and Director for $160,949 which was comparable to the price received for similar units from outside customers. The sales price approximated the cost of the unit. The Company leased the unit for $1,050 per month for use as a sales model for the outside marketing firm. The lease expired March 31, 2005 and was not renewed.

Note 14.	Subsequent Events. In April 2005, the Company entered into an operating lease for office space which will serve as the Company’s administrative headquarters. The lease, which is effective May 26, 2005, is for a term of three years and provides for a monthly rental of approximately $3,000 per month.

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

Results of Operations
Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

     Revenue. Revenues for the first quarter of 2005 were $138,037, down 72% from the $498,385 reported for the year-earlier period. The year earlier period benefited from the closings on the first two housing units at the Westminster development project as compared with no closing in the first quarter of 2005. During the current period, only three finished units were available for sale, none of which closed; the reported revenues arose from water services activity.

     Cost of Revenue. Cost of revenue for the March 2005 period was $130,769, a decrease of 72% from the $462,101 recorded in the initial quarter of 2004, as there were no closings in the period.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $152,465, down 15% from the $178,853 of the year-earlier quarter, reflecting reduction in personnel, lower insurance costs and depreciation expense.

     Other Income (Expense). The Company recorded a gain of $31,358 from the elimination of payables incurred in 2000 and combined with other items resulted in other income of $29,544. In the prior year period, other income of $2,866 was recorded.

     Net (Loss). For the March 2005 quarter, a net loss of $115,653 was incurred, compared to the net loss of $139,703 in the first three months of 2004. The reduction in Selling, General & Administrative costs was the primary cause for the reduced net loss.

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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At March 31, 2005, the Company had capitalized $3.5 million of costs related to permits, architectural designs, and land acquisitions. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of March 31, 2005, 20 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note 8 - Construction Loan) in the amount of approximately $2.9 million, which the Company believes is sufficient to complete the development. Demolition and remediation has been completed and building activity began at these sites during the fourth quarter of 2004. Subject to weather conditions, initial sales may be achieved in the second quarter of 2005. Meanwhile, during 2004, the Company added to its land holdings in the Westminster area with the purchase of a residential site for $258,000 (see Note 10 — Notes Payable), which is being held for future development.

     In addition, the Company owns a five-acre residential site in Aurora, Colorado, “the Aurora project”, and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of $471,495 (see Note 10 - Notes Payable). The Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with possible lenders regarding financing for the construction of 54 housing units. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company’s financial position, results of operations, and liquidity.

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. Through March 31, 2005, the Company has contributed approximately $115,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations and incurred in 2005, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2005.

     Also in January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The Company intends to incorporate this parcel into a future redevelopment project.

Contractual Obligations

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years
Construction Loan	$1,090,383	$1,090,383	$—
Operating Leases	115,836	21,170	94,666
Notes Payable	938,450	9,000	929,450

Total	$2,144,669	$1,120,553	$1,024,116

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

CET SERVICES, INC.

Dated: May 13, 2005	By:	/s/ Steven H. Davis

Steven H. Davis, President and Chief Executive Officer

By:	/s/ Dale W. Bleck
Dale W. Bleck, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350