Form 10QSB
period 2005-06-30
CET SERVICES INC
filed 2005-08-12
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 1-13852
CET Services, Inc.
(Exact name of small business issuer as specified in its charter)

California	33-0285964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7032 South Revere Parkway, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
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
As of July 20, 2005, 5,554,489 shares of common stock, no par value per share, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CET SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(unaudited)	2004
ASSETS
Cash	$330,334	$1,044,894
Restricted cash	92,914	184,664
Accounts receivable	65,265	91,613
Real estate inventories	6,643,084	4,150,662
Prepaid expenses	45,281	52,489
Equipment and improvements — net	7,199	10,865
Deposits	3,024	8,269
Investment in LLC	131,710	—

TOTAL ASSETS	$7,318,811	$5,543,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$154,446	$185,394
Accrued expenses	42,204	64,298
Accrued construction expense	234,426	271,196
Retainage payable	125,937	28,611
Construction loan	1,617,375	258,509
Notes payable	1,262,641	632,495

TOTAL LIABILITIES	3,437,029	1,440,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (no par value) — authorized 20,000,000 shares; 5,554,489 shares issued and outstanding	8,331,007	8,331,007
Paid-in capital	104,786	104,786
Accumulated deficit	(4,554,011)	(4,332,840)

Total stockholders’ equity	3,881,782	4,102,953

	$7,318,811	$5,543,456

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2005	2004
REVENUE	$701,095	$2,248,649

COST OF REVENUE:
Direct	618,328	2,235,521
Indirect	13,895	2,478

	632,223	2,237,999

Gross profit	68,872	10,650

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	167,042	203,992

Operating loss	(98,170)	(193,342)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	305	4,225
Interest expense	(7,916)	(592)
Other income	263	—

	(7,348)	3,633

NET LOSS	$(105,518)	$(189,709)

Loss per common share — basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
REVENUE	$839,132	$2,747,034

COST OF REVENUE:
Direct	744,084	2,692,349
Indirect	18,908	7,751

	762,992	2,700,100

Gross profit	76,140	46,934

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	319,507	382,845

Operating loss	(243,367)	(335,911)

OTHER INCOME (EXPENSE) :
Gain on sale of equipment	405	4,225
Gain on elimination of payables	31,358	—
Interest (expense) income, net	(10,271)	2,058
Other income	704	216

	22,196	6,499

NET LOSS	$(221,171)	$(329,412)

Loss per common share — basic and diluted	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(221,171)	$(329,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,745	18,894
Gain on disposal of equipment	(405)	(4,225)
Gain on elimination of payables	(31,358)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,348	18,569
Decrease in prepaid expenses	7,208	10,200
Decrease in deposits and other assets	5,245	—
Increase in real estate inventories	(2,492,422)	(582,294)
Increase (decrease) in accounts payable	410	(34,452)
Increase in retainage payable	97,326	77,283
(Decrease) increase in accrued construction expense	(36,770)	91,447
Decrease in accrued expenses	(22,094)	(3,494)

Net cash used in operating activities	(2,663,938)	(737,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in LLC	(131,710)	—
Purchases of vehicles and office equipment	(5,064)	(3,329)
Proceeds from sales of equipment	5,390	5,215

Net cash (used in) provided by investing activities	(131,384)	1,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	91,750	961,934
Proceeds from (payments on) construction loan	1,358,866	(750,033)
Proceeds from long term debt	—	298,668
Proceeds from notes payable	630,146	161,000

Net cash provided by financing activities	2,080,762	671,569

DECREASE IN CASH	(714,560)	(64,029)

CASH AT BEGINNING OF PERIOD	1,044,894	1,050,945

CASH AT END OF PERIOD	$330,334	$986,916

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
Note 1.	Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2.	Earnings Per Share. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) requires the presentation of basic earnings per share (“EPS”) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2005 and 2004, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3.	Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans. Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company’s proforma net loss and loss per share would have been as follows for options granted in 2000 and 2002 that vest over five years:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2005	2004
Net loss:
As reported	$(105,518)	$(189,709)
Stock compensation expense	(50)	(928)

Pro forma	$(105,568)	$(190,637)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2004
Net loss:
As reported	$(221,171)	$(329,412)
Stock compensation expense	(100)	(1,856)

Pro forma	$(221,271)	$(331,268)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.06)
Pro forma	$(0.04)	$(0.06)
Note 4.	Segment Information. The Company operates in two business segments – water/wastewater services, and residential housing development and construction. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

	Residential	Water/wastewater
	Housing	Services	Corporate	Total
Three months ended: June 30, 2005
Revenues	$513	$188	$—	$701
Net income (loss)	$35	$35	$(175)	$(105)
Depreciation and amortization	$—	$1	$1	$2
Segment assets	$6,775	$66	$478	$7,319

Three months ended: June 30, 2004
Revenues	$2,099	$150	$—	$2,249
Net income (loss)	$(31)	$43	$(202)	$(190)
Depreciation and amortization	$—	$1	$8	$9
Segment assets	$3,918	$9	$1,115	$5,042

	Residential	Water/wastewater
	Housing	Services	Corporate	Total
Six months ended: June 30, 2005
Revenues	$513	$326	$—	$839
Net income (loss)	$6	$74	$(301)	$(221)
Depreciation and amortization	$—	$1	$3	$4
Segment assets	$6,775	$66	$478	$7,319

Six months ended: June 30, 2004
Revenues	$2,429	$318	$—	$2,747
Net income (loss)	$(43)	$81	$(367)	$(329)
Depreciation and amortization	$—	$3	$16	$19
Segment assets	$3,918	$9	$1,115	$5,042
Note 5.	Restricted Cash. Short term letters of credit in the amount of approximately $380,000 are being used in lieu of bonds to satisfy the City of Westminster’s requirements for infrastructure construction coverage. Cash of approximately $93,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

Note 6.	Real Estate Inventories.

Real estate inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Townhomes under construction and finished units	$3,629	$1,868
Land under development	$3,014	2,283

	$6,643	$4,151

Note 7.	Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. As of June 30 2005, the Company has contributed approximately $132,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations and incurred in 2005, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the six months ended June 30, 2005.

Note 8.	Construction Loan. In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan is due October 27, 2005, carries interest at prime plus three quarters of one percent (7 % at June 30, 2005), and is secured by certain properties. As of June 30, 2005, the Company had drawn approximately $1.62 million of the $2.93 million construction loan, thereby leaving a balance of approximately $1.31 million available for future draws. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted.

Note 9.	Construction Contract. In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and III. The contract, in the amount of approximately $2,745,000, requires that certain funds are withheld as retainage payable. At June 30, 2005, approximately $2,339,000 was accrued under the contract, and $406,000 was remaining to be incurred on the contract.

Note 10.	Notes Payable. In May 2005, the Company, with $100,000 from the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75% with monthly interest-only payments (7% at June 30, 2005). The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan, payable in one year, bears interest at the rate of prime plus 0.75%, with monthly interest-only payments (7% at June 30, 2005). The principal is due at maturity, and the loan is collateralized by a first deed of trust on the property.

In January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The note is for a term of three years bearing interest at prime plus 0.75% (7% at June 30, 2005). Payments include interest and principal which is calculated on a 20 year amortization schedule. The balance of the principal and accrued interest is due at maturity and the note is collateralized by a first deed of trust on the property. The Company intends to incorporate this parcel into a future redevelopment project.

In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for approximately $471,000, to finance the remediation of a five-acre site on which the Company intends to construct 54 residential townhomes. The Loan is for a period of three years with interest at 2% per annum payable monthly. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the Loan is collateralized by a deed of trust on the property.

Note 11.	Legal. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant will have a material adverse effect on the Company’s financial position or results of operations.

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at June 30, 2005 relating to this matter as the probable outcome is unknown. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

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
Results of Operations
Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
     Revenue. Revenues for the second quarter of 2005 were $701,095, down from the $2,248,649 reported for the year-earlier period. The sale of housing units accounted for 73% of revenues in the current period, and the remaining 27% of revenue arose from water services activity. In the second quarter of the prior year, housing unit sales accounted for 93% of revenue and water services activity 7%. The number of closings on sales of housing units during the current period was lower than the same period last year. This was primarily the result of the lower amount of available inventory.
     Cost of Revenue. Cost of revenue for the June 2005 period was $632,223, down from the $2,237,999 recorded in the second quarter of 2004, reflecting decreased sales activity on development sites.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $167,042, down 18% from the year-earlier comparable of $203,992, largely reflecting lower costs such as rent, insurance, and depreciation.
     Other Income (Expense). Other expense of $7,348 was incurred in the second quarter of 2005 as compared to other income of $3,633 in the respective period of 2004 which reflected gains on the sales of equipment.
     Net Loss. For the June 2005 quarter, a net loss of $105,518, or $0.02 a share, was incurred, compared to the net loss of $189,709, or $0.03 a share, in the second quarter of 2004. Although revenue was significantly lower, a higher gross profit and lower Selling, General and Administrative costs pared the net loss for the current period.

Results of Operations
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Revenue. Revenues were $839,132, down from the $2,747,034 reported for the year-earlier period. The decrease for the current period is largely the result of fewer closings on housing units at the Westminster development project, which accounted for 61% of revenue in the current period, as compared to 88% in the prior year period as there were less completed units available in the current period. Water services activity accounted for the remaining revenue of 39% and 12% in the respective periods.
     Cost of Revenue. Cost of revenue was $762,992, down from the $2,700,100 recorded in 2004, reflecting decreased activity on development sites.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $319,507, down 17% from $382,845 in the first half of 2004, reflecting lower rent, insurance, and depreciation.
     Other Income. Other income was $22,196 in 2005 and $6,499 in 2004 reflecting gains on the elimination of payables incurred in 2000 and gains on the sales of equipment, respectively.
     Net Loss. A net loss of $221,171, or $0.04 a share was incurred during the six months ended June 30, 2005, compared to the net loss of $329,412, or $0.06 a share in the first six months of 2004. While revenue was lower for the 2005 period, an increase in gross profit, a reduction in Selling, General and Administrative costs, and an increase in Other Income resulted in a lower net loss for the first half of 2005.
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
     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At June 30, 2005, the Company had capitalized $4.5 million of costs related to permits, architectural designs, and land acquisitions and building. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.
     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of June 30, 2005, 20 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note 8 - Construction Loan) in the amount of approximately $2.9 million, which the Company believes is sufficient to complete the development. Demolition and remediation has been completed, building activity began during the fourth quarter of 2004, and initial sales were achieved in the second quarter of 2005. Meanwhile, the Company has added to its land holdings in the Westminster area with the purchase of a residential site and a commercial/ industrial building (see Note 10 — Notes Payable) with $100,000 from the City of Westminster, which are being held for future development.
     In addition the Company owns a five-acre residential site in Aurora, Colorado, “the Aurora project”, and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of approximately $471,000 (see Note 10 — Notes Payable). The

Company is engaged in ongoing discussions with the City of Aurora regarding a definitive development plan and with possible lenders regarding financing for the construction of 54 housing units. However, there can be no assurance that the Company will be successful in obtaining financing on acceptable terms. Failure to achieve such financing would have a major adverse impact on the Company’s financial position, results of operations, and liquidity.
     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through June 30, 2005, the Company has contributed approximately $132,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations and incurred in 2005, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the six months ended June 30, 2005.
     On June 30, 2005, the Company’s contract with the State of Colorado to provide water/wastewater services expired in the normal course of business. This contract contributed approximately 42% of the water/wastewater revenue and the majority of the gross profit for that segment. The Company does not believe that this will have a significant effect on the overall liquidity as the Company is focused on the property development business which is the primary source of revenues and profits.
Contractual Obligations

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years
Operating Leases	115,836	36,288	79,548
Construction Loan	1,617,375	1,617,375	—
Notes Payable	1,262,641	161,000	1,101,641

Total	$2,995,852	$1,814,663	$1,181,189

ITEM 3. CONTROLS AND PROCEDURES
     As of June 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant will have a material adverse effect on the Company’s financial position or results of operations.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual meeting of the Shareholders of the Company was held on June 1, 2005 for the purposes of electing directors to the Board of Directors and ratifying the selection of GHP Horwath, P.C. as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2005.
     The following votes were cast by Shareholders with respect to the election of directors at the Annual Meeting:

Name	Shares Voted For	Shares Withheld
Craig C. Barto*	4,822,222	19,624
Steven H. Davis*	4,818,222	23,624
John D. Hendrick*	4,813,022	28,824
George Pratt*	4,822,322	19,524
Ross Gordon	2,411,600	—

*	Re-elected as a Director.
     The following votes were cast by Shareholders with respect to the selection of GHP Horwath, P.C. as the Company’s independent Registered Public Accounting firm for the year ended December 31, 2005:

	Shares Voted For	Shares Voted Against	Abstain
GHP Horwath, P.C.	5,409,445	25,301	10,000

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)	Exhibits

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

CET SERVICES, INC.
Dated: August 12, 2005	By:	/s/ Steven H. Davis
Steven H. Davis, President and Chief Executive
Officer

By:	/s/ Dale W. Bleck
Dale W. Bleck, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350