Form 10QSB
period 2005-09-30
CET SERVICES INC
filed 2005-11-14
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ to ___.
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 20, 2005, 5,554,489 shares of common stock, no par value per share, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CET SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash	$88,644	$1,044,894
Restricted cash	43,132	184,664
Accounts receivable	52,489	91,613
Real estate inventories	6,254,785	4,150,662
Prepaid expenses	53,568	52,489
Equipment and improvements — net	5,353	10,865
Deposits	3,024	8,269
Investment in LLC	239,529	—

TOTAL ASSETS	$6,740,524	$5,543,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$167,068	$185,394
Accrued expenses	56,851	64,298
Accrued construction expense	169,255	271,196
Retainage payable	80,476	28,611
Construction loan	1,178,817	258,509
Notes payable	1,260,896	632,495

TOTAL LIABILITIES	2,913,363	1,440,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (no par value) — authorized 20,000,000 shares; 5,554,489 shares issued and outstanding	8,331,007	8,331,007
Paid-in capital	104,786	104,786
Accumulated deficit	(4,608,632)	(4,332,840)

Total stockholders’ equity	3,827,161	4,102,953

	$6,740,524	$5,543,456

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2005	2004
REVENUE	$1,098,430	$488,553

COST OF REVENUE:
Direct	1,023,219	258,566
Indirect	10,902	2,980

	1,034,121	261,546

Gross profit	64,309	227,007

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	144,159	173,558

Operating (loss) income	(79,850)	53,449

OTHER INCOME (EXPENSE):
Interest income	8,872	666
Other income (expense)	16,357	(3,533)

	25,229	(2,867)

NET (LOSS) INCOME	$(54,621)	$50,582

(Loss) income per common share — basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
REVENUE	$1,937,562	$3,235,587

COST OF REVENUE:
Direct	1,767,303	2,950,915
Indirect	29,810	10,731

	1,797,113	2,961,646

Gross profit	140,449	273,941

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	463,666	556,403

Operating loss	(323,217)	(282,462)

OTHER INCOME (EXPENSE):
Gain on elimination of payables	31,358	—
Interest (expense) income, net	(1,399)	2,724
Other income	17,466	908

	47,425	3,632

NET LOSS	$(275,792)	$(278,830)

Loss per common share — basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275,792)	$(278,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,714	24,232
Loss (gain) on disposal of equipment	472	(4,225)
Gain on elimination of payables	(31,358)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	39,124	25,192
Increase in prepaid expenses	(1,079)	(18,470)
Decrease in deposits and other assets	5,245	—
Increase in real estate inventories	(2,104,123)	(918,929)
Increase (decrease) in accounts payable	13,032	(48,548)
Increase in retainage payable	51,865	37,905
Decrease in accrued construction expense	(101,941)	—
Decrease in accrued expenses	(7,447)	(7,888)

Net cash used in operating activities	(2,407,288)	(1,189,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in LLC	(239,529)	—
Purchases of vehicles and office equipment	(5,064)	(3,329)
Proceeds from sales of equipment	5,390	5,215

Net cash (used in) provided by investing activities	(239,203)	1,886

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	141,532	950,443
Proceeds from (payments on) construction loan	920,308	(750,033)
Proceeds from long term debt	—	471,495
Proceeds from notes payable	628,401	161,000

Net cash provided by financing activities	1,690,241	832,905

DECREASE IN CASH	(956,250)	(354,770)

CASH AT BEGINNING OF PERIOD	1,044,894	1,050,945

CASH AT END OF PERIOD	$88,644	$696,175

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1.	Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2.	Earnings Per Share. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) requires the presentation of basic earnings per share (“EPS”) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2005 and 2004, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3.	Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permits entities to continue to measure compensation costs under APB 25 with the requirement that pro forma disclosures of net income and earnings per share be included in the notes to financial statements. The Company follows the disclosure requirements of SFAS No. 123 by presenting pro forma results of net income and earnings per share data; however, the Company uses the intrinsic value method as prescribed by APB 25 to account for its stock-based employee compensation plans. Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company’s proforma net income (loss) and income (loss) per share would not be materially different than reported.

Note 4.	Segment Information. The Company operates in two business segments — water/wastewater services, and residential housing development and construction. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

Three months ended:	Residential	Water/wastewater
September 30, 2005	Housing	Services	Corporate	Total

Revenues	$1,033	$65	$—	$1,098

Net income (loss)	$75	$(4)	$(126)	$(55)

Depreciation and amortization	$—	$—	$1	$1

Segment assets	$6,494	$49	$198	$6,741

Three months ended:	Residential	Water/wastewater
September 30, 2004	Housing	Services	Corporate	Total

Revenues	$365	$124	$—	$489

Net income (loss)	$188	$40	$(177)	$51

Depreciation and amortization	$—	$1	$4	$5

Segment assets	$4,007	$9	$1,100	$5,116

Nine months ended:	Residential	Water/wastewater
September 30, 2005	Housing	Services	Corporate	Total

Revenues	$1,547	$391	$—	$1,938

Net income (loss)	$81	$71	$(428)	$(276)

Depreciation and amortization	$—	$1	$4	$5

Segment assets	$6,494	$49	$198	$6,741

Nine months ended:
September 30, 2004

Revenues	$2,793	$443	$—	$3,236

Net income (loss)	$145	$121	$(545)	$(279)

Depreciation and amortization	$—	$5	$19	$24

Segment assets	$4,007	$9	$1,100	$5,116

Note 5.	Restricted Cash. Short term letters of credit in the amount of approximately $330,000 are being used in lieu of bonds to satisfy the City of Westminster’s requirements for infrastructure construction coverage. Cash of approximately $43,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

Note 6.	Real Estate Inventories.
Real estate inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Townhomes under construction and finished units	$3,456	$1,868
Land under development	$2,799	2,283

	$6,255	$4,151

Note 7.	Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability company in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three and nine months ended September 30, 2005. As of September 30 2005, the Company has contributed approximately $240,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the nine months ended September 30, 2005.

Note 8.	Construction Loan. In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan was due October 27, 2005, carries interest at prime plus three quarters of one percent (7.5 % at September 30, 2005), and is secured by certain properties. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted. During the third quarter of 2005, the Company began repayment of the loan, which peaked at $2.1 million and the outstanding balance at September 30, 2005 was approximately $1.2 million. Although the loan matured on October 27, 2005, the bank has indicated that they will extend the loan through April 27 ,2006 under the same terms.

Note 9.	Construction Contract. In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and III. The contract, in the amount of approximately $2,745,000, requires that certain funds are withheld as retainage payable. At September 30, 2005, approximately $2,709,000 was accrued under the contract, and $36,000 was remaining to be incurred on the contract. Accrued construction expense represents construction costs that have been incurred but which have not yet been paid from the Company’s construction loan. The accrual is estimated based on invoices received from the Company’s general contractor.

Note 10.	Notes Payable. In May 2005, the Company, supplemented by $100,000 available under the November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75%, (7.5% at September 30, 2005) with monthly interest-only payments. The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan, payable in one year, bears interest at the rate of prime plus 0.75%, (7.5% at September 30, 2005) with monthly interest-only payments. The principal is due at maturity, and the loan is collateralized by a first deed of trust on the property.

In January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The note is for a term of three years bearing interest at prime plus 0.75% (7.5% at September 30, 2005). Payments include interest and principal which is calculated on a 20 year amortization schedule, ($302,401 principal balance at September 30, 2005. The balance of the principal and accrued interest is due at maturity and the note is collateralized by a first deed of trust on the property. The Company intends to incorporate this parcel into a future redevelopment project.

In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for approximately $471,000, to finance the remediation of a five-acre site on which the Company has approvals to construct 54 residential townhomes. The Loan is for a period of three years with interest at 2% per annum payable monthly. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the Loan is collateralized by a deed of trust on the property.

Note 11.	Legal. Except as set forth below, the Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes the outcome on any pending litigation that would have a material adverse effect on the Company’s financial position or results of operations is remote.

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at September 30, 2005 relating to this matter as management believes any material adverse effect on the Company’s financial position of results of operations is remote. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company’s financial position, results of operations, and liquidity.

Note 12.	Recent Accounting Pronouncements. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

Note 13.	Related Party Transactions. In March 2004, the Company sold a townhome to Steven H. Davis, Chief Executive Officer, President and Director for $160,949 which was comparable to the price received for similar units from outside customers. The sales price approximated the cost of the unit. The Company leased the unit for $1,050 per month for use as a sales model for the outside marketing firm. The lease expired March 31, 2005 and was not renewed.

Note 14.	Subsequent Events. In October 2005, the Company received $310,000 from the City of Westminster as part of a development agreement signed in November 2004.
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
Results of Operations
Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004
     Revenue. Revenues for the third quarter of 2005 were $1,098,430, up from the $488,553 reported for the year-earlier period. The sale of housing units accounted for 94% of revenues in the current period, and the remaining 6% of revenue arose from water services activity. In the third quarter of the prior year, housing unit sales accounted for 75% of revenue and water services activity 25%. The number of closings on sales of housing units during the current period was higher than the same period last year. This was primarily the result of an increase of units completed and available for sale during the period.
     Cost of Revenue. Cost of revenue for the September 2005 period was $1,034,121, up from the $261,546 recorded in the third quarter of 2004, reflecting increased sales activity on development sites. In the third quarter of 2004, additional concessions were received from the City of Westminster which lowered the costs.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $144,159, down 17% from the year-earlier comparable of $173,558, largely reflecting lower costs such as rent, insurance, and depreciation.
     Other Income (Expense). Other income of $25,229 was recorded in the third quarter of 2005 as compared to other income of $2,867 in the respective period of 2004. This increase was due to the recovery of unclaimed funds relating to business operations in 1988.
     Net Loss. For the September 2005 quarter, a net loss of $54,621, or $0.01 a share, was incurred, compared to the net profit of $50,582, or $0.01 a share, in the third quarter of 2004. Although revenue was significantly higher, gross profits in the year-earlier period were significantly bolstered by additional concessions received from the City of Westminster.
Results of Operations
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Revenue. Revenues were $1,937,562, down from the $3,235,587 reported for the year-earlier period. The decrease for the current period is largely the result of fewer closings on housing units at the Westminster development project during the first and second quarters. Development activity accounted for 80% of revenue in the current period as compared to 86% in the prior year period. Water services activity accounted for the remaining revenue of 20% and 14% in the respective periods.
     Cost of Revenue. Cost of revenue was $1,797,113, down from the $2,961,646 recorded in 2004, reflecting a lower level of activity on development sites, particularly during the first half of the year.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $463,666, down 17% from $556,403 in the comparable period of 2004, reflecting lower rent, insurance, and depreciation.
     Other Income. Other income was $47,425 in 2005 and $3,632 in 2004 reflecting gains on the elimination of payables incurred in prior periods, the recovery of unclaimed funds; and in 2004, gains on the sales of equipment.
     Net Loss. A net loss of $275,792, or $0.05 a share was incurred during the nine months ended September 30, 2005, compared to the net loss of $278,830, or $0.05 a share in the first nine months of 2004. While revenue was lower for the 2005 period, a reduction in Selling, General and Administrative costs and an increase in Other Income resulted in a slightly lower net loss for the first three quarters of 2005.
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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At September 30, 2005, the Company had capitalized $4.5 million of costs related to permits, architectural designs, and land acquisitions and building. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.
     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of September 30, 2005, 20 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note 8 — Construction Loan) in the amount of approximately $2.9 million, which the Company believes is sufficient to complete the development. Although the loan matured October 27, 2005, and could be considered in default, the bank has indicated that they will extend the loan through April 27, 2006. The Company and the bank have continued the agreement under the same terms since October 27, 2005. Demolition and remediation has been completed, building activity began during the fourth quarter of 2004, and initial sales were achieved in the second quarter of 2005.
     In addition the Company owns a five-acre residential site in Aurora, Colorado, “the Aurora project”, and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora in the amount of approximately $471,000 (see Note 10 — Notes Payable). The Company currently has this property listed for sale with a local real estate broker.
     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 10 — Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.
     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability company in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three and nine months ended September 30, 2005. Through September 30, 2005, the Company has contributed approximately $240,000 of its required $465,000 contribution. The Company’s remaining contribution, expected to be funded from current operations and incurred in 2005, is to be paid prior to Arizona Avenue, LLC’s application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the nine months ended September 30, 2005.
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

Contractual Obligations

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years
Operating Leases	115,836	36,288	79,548
Construction Loan	1,178,817	1,178,817	—
Notes Payable	1,260,896	168,200	1,092,696

Total	$2,555,549	$1,383,305	$1,172,244

ITEM 3. CONTROLS AND PROCEDURES
     As of September 30, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
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

CET SERVICES, INC.

Dated: November 14, 2005	By:	/s/ Steven H. Davis

Steven H. Davis, President and Chief Executive Officer

	By:	/s/ Dale W. Bleck

Dale W. Bleck, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350