Form 10KSB
period 2005-12-31
CET SERVICES INC
filed 2006-03-02
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Fiscal Year Ended:  December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURIITES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                           Commission File No. 1-13852

                                CET SERVICES, INC.
                   (Name of Small Business Issuer in its Charter)

            California                                 33-0285964
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

           12503 E. Euclid Dr. #30, Centennial, Colorado       80111
             (Address of Principal Executive Offices)       (Zip code)

                     Issuer's telephone number:  (720) 875-9115

Securities registered pursuant to Section 12(b) of the Act:

     Title of single class:          Name of exchange on which registered:
     Common Stock                    American Stock Exchange
     Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

State issuer's revenues for its most recent fiscal year: $3,223,072

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 14, 2006, the aggregate market value of the Company's common stock held by non-affiliates was approximately $1,208,806.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 25, 2006, 5,554,489 shares of common stock were outstanding.

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

                                     PART I

Item 1.  Description of Business.

The Company

     Incorporated in February 1988 pursuant to the laws of the State of California, CET Services, Inc. for more than a decade was engaged in environmental consulting, engineering, remediation, and related construction activities. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency ("EPA"). However, in August, 1999, the EPA issued a notice of suspension, alleging that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company has denied all allegations of wrongdoing in its relations with the EPA and has cooperated in full with the ongoing investigation. (See Item 3. Legal Proceedings and Note M - Legal to the Consolidated Financial Statements.)

     An Administrative Agreement with EPA allowed the lifting of the suspension in November, 1999. However, EPA revenues under the then-existing contract never recovered to prior levels. The EPA exercised the third year option of the contract in January, 2000, and was empowered to issue delivery orders for up to $42 million in value; actual EPA revenues for 2000 were $13.1 million. The fourth and final option year was exercised in January 2001, with an empowered value of $44 million; actual EPA revenues in 2001 were $12.3 million. In addition, revenue generation from other federal agencies also failed to recover to pre-1999 levels.

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

     In addition, after careful review of the potential business available and the highly competitive bidding practices being encountered, the Company decided to not seek additional contracts in the water/wastewater treatment and services market. While an ongoing contract in this area may generate $20,000 or more per month in revenue through 2006, the Company's main focus is property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the development agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and is providing other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2005, the Company had capitalized costs of $2.0 million on this project related to permits, architectural designs, land acquisition and construction costs.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is complete; and as of December 31, 2005, 22 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note E - Construction Loan to the Consolidated Financial Statements) in the amount of approximately $2.9 million. As of December 31, 2005, the Company has sold 14 of the units.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,200 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note G - Notes Payable to the Consolidated Financial Statements). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.

     In addition, the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of $471,495 (see Note G - Notes Payable to the Consolidated Financial Statements). The Company has this property listed for sale with a local real estate broker.

     In January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. The Company has contributed $263,367 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner (see Note H - Investment to the Consolidated Financial Statements).

     Also in January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender (see Note G - Notes Payable to the Consolidated Financial Statements). This property is occupied, and the lease expires in February 2007.

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

     As described above, the Company holds real estate properties for development. This activity is expected to be the Company's primary focus for the future. The current and anticipated projects for land presently held are for multi-family housing and retail/office properties. The Company will seek to find niche property sites, initially in the greater Denver area, that offer an opportunity to upgrade value through demolition, remediation, and construction.

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

Potential Liability and Insurance

     In the construction of housing units, the Company requires the general contractor to provide general liability and builders risk coverage. However, in providing environmental remediation services, the Company faces substantial potential liability for environmental damage, personal injury, property damage, economic losses, and fines and costs imposed by regulatory agencies. The Company's potential environmental liability arises, in part, from the nature of the hazardous substances requiring remediation at the development sites.

     Because there are various exclusions and retentions attendant to insurance policies, not all liabilities that may be incurred by the Company will necessarily be covered by insurance. In addition, certain of the policies are "claims made" policies that only cover claims made during the term of the policy. If a policy terminates and retroactive coverage is not obtained, a claim subsequently made, even a claim based on events or acts that occurred during the term of the policy might not be covered by the policy.

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

     No payments have been made on behalf of the Company under a performance or payment bond. However, as result of the Company's financial status, it has experienced difficulty in obtaining bonding. Consequently, letters of credit in the aggregate of approximately $43,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage.

Employees

     As of December 31, 2005, the Company had four full-time employees, including three Company officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

Item 2.  Description of Property.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,068. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

Item 3.  Legal Proceedings.

     Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes the outcome on any pending litigation that would have a material adverse effect on the Company's financial position or results of operations is remote.

     Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal.
Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA (see Note - M Legal to the Consolidated Financial Statements). No loss provision has been made at December 31, 2005, relating to this matter, as management believes that any material adverse effect on the Company's financial position or results of operations is remote.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2005.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

                        Quarter Ended        High     Low
                        -------------        -----    -----
                      March 31, 2004         $1.20    $0.47
                      June 30, 2004           0.90     0.45
                      September 30, 2004      0.77     0.32
                      December 31, 2004       0.83     0.38
                      March 31, 2005          0.68     0.38
                      June 30, 2005           0.50     0.36
                      September 30, 2005      0.49     0.26
                      December 31, 2005       0.51     0.25

     (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at February 14, 2006 was 35. This does not include approximately 740 shareholders that hold their shares in street name.

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

General

     The Company's primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. After experiencing sharply declining revenues as it withdrew from its historic environmental and water services activities, the Company experienced a slower pace of sales of residential housing units at its Westminster development project during 2005. Ongoing water-related services continued to decline in 2005 and accounted for approximately 15% of revenues during the year ended December 31, 2005. The Company's headquarters and administrative offices are in Centennial, Colorado.

Business Strategy

     The Company believes that by working with various levels of municipal government, there is an opportunity to build a successful business in redeveloping niche sites in urban areas, particularly those requiring remediation, where the Company has unique experience. Virtually all of the Company's limited resources are focused on seeking and developing such opportunities. The remaining water related service contract will expire in the normal course of business.

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

     In the preparation of financial statements, the Company makes judgments regarding the future outcome of contingent events and records loss contingency amounts that are probable and reasonably estimated based on available information. The amounts recorded may differ from the actual amounts that occur when the uncertainty is resolved. The estimates that the Company makes in accounting for contingencies and the gains and losses that are recorded upon the ultimate resolution of these uncertainties may have a significant effect on the liabilities and expenses in the financial statements.

Revenue Recognition - Real Estate

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

     During development, all direct costs and those indirect costs related to acquisition and development are capitalized. Costs are allocated to various units utilizing management's best estimate. Because of the inherent uncertainties in the estimating process, it is at least reasonably possible that the estimates used will change in the near term. Provisions for estimated losses are recorded in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revenues are determined; such revisions may be material.

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                           Percentage
                                         Relationship to      Period to
                                         Project Revenue        Period
                                           Year Ended           Change
                                         -----------------    ----------
                                                                 2005
                                                                  vs.
                                           2005      2004        2004
                                         -------   -------      -------
Revenue                                   100.0%    100.0%       (19.8)%
Costs:
 Direct                                    93.3      90.7        (17.5)
 Indirect                                   0.9       0.5         37.9
                                         -------   -------      -------
Gross profit (loss)                         5.8       8.8        (46.9)
Operating expenses                         19.6      18.7        (16.0)
                                         -------   -------      -------
Operating loss                            (13.8)     (9.9)        11.5
Other income                                1.5       3.0         61.4
                                         -------   -------      -------
Net loss                                  (12.3%)    (6.9%)      (43.4%)
                                         -------   -------      -------

2005 Compared to 2004

     Revenue. Revenues were $3,223,072 in 2005, down from $4,018,308 in 2004. The decrease reflects fewer sales of residential housing units at the Company's first development project in Westminster, Colorado. Ongoing water services activity declined by approximately 21% in 2005 and accounted for less than 15% of total revenue.

     Cost of Revenue. Cost of revenue for 2005 was $3,035,433, down from $3,665,157 in the prior year. The decrease reflects the lower sales volume of residential housing units.

     Operating Expenses. Selling General and Administrative costs were $631,127 in 2005, as compared to $751,040 in 2004. The decrease reflects lower rent, utility expense and insurance costs

     Other Income (Expense). Other income for 2005 was $46,718, arising primarily from a $31,358 gain from the elimination of payables incurred in 2000 and $17,235 from the recovery of unclaimed funds. In the final quarter of 2004, the Company recorded a gain of $128,179 from the elimination of payables incurred in 2000 which, combined with other items, resulted in net other income of $121,141 for 2004.

     Net Loss. In 2005, a net loss of $396,770 was incurred as compared to a net loss of $276,748 in 2004. The increase in the net loss from the prior year is primarily a result of a lower number of sales of housing units and the conclusion of a water/wastewater contract.

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

     In connection with the Westminster redevelopment project discussed in
Item 1. Business, the Company secured a $1.67 million construction loan in June 2003 to finance the building of 23 housing units at Site I. The loan was repaid in June, 2004. In October, 2004, the Company obtained a new construction loan in the amount of $2,925,000 to finance the building of 27 housing units at Sites II and III of the development. The Company believes that the proceeds from the loan and internal resources are sufficient for completion of the project.

     In March 2004, the Company purchased a residential property site in Westminster, Colorado, for $258,000 and financed the purchase with a $161,000 loan from a local lender (see Note G - Notes Payable to the Consolidated Financial Statements). The Company intends to incorporate this parcel into a future redevelopment project. If the Company is unsuccessful in negotiating a redevelopment plan with the City of Westminster, then the Company has the option to sell this property to the City of Westminster.

     In January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender (see Note G - Notes Payable to the Consolidated Financial Statements). The Company intends to incorporate this parcel into a future redevelopment project. The property is occupied, and the lease expires in February 2007.

     With respect to the Aurora project, the Company has completed major remediation at the site aided by a Brownfields Cleanup Revolving Loan Fund Agreement in the amount of $471,495 (see Note G - Notes Payable to the Consolidated Financial Statements). The Company has this property listed for sale with a local real estate broker.

     Capital Commitments. In January 2005, the Company entered into an operating agreement with a newly formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the year ended December 31, 2005. As of December 31, 2005, the Company has contributed $263,367 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year-ended December 31, 2005.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,068. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

     Contractual Obligations at December 31, 2005:

                                      Payments Due By Period
                            -------------------------------------
     Contractual                          Less Than
     Obligations               Total       1 Year       1-3 Years
     -----------            ----------    ---------    ----------

     Construction Loan      $  652,322     $652,322          -
     Notes Payable          $1,259,153     $161,000    $1,098,153
     Operating Leases       $  103,740     $ 37,060    $   66,680
                            ----------     --------    ----------

     Total                  $2,015,215     $850,382    $1,164,833
                            ==========     ========    ==========

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

Item 7.  Financial Statements.

     See pages F-1 through F-19.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 8A.  Controls and Procedures.

     As of December 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 1, 2006.

Item 13.  Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number               Description                           Location
-------              -----------                           --------
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

  3.2     Bylaws                                Incorporated by reference to
                                                Exhibit 3.2 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

  3.3     Certificate of Amendment of           Incorporated by reference to
          Articles of Incorporation             Exhibit 3.3 to the Company's
                                                Annual Report on Form 10-K
                                                for the year ended December
                                                31, 2003

 10.1     Incentive Stock Option Plan           Incorporated by reference to
                                                Exhibit 10.1 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

 10.2     Form of Incentive Stock Option        Incorporated by reference to
          Agreement                             Exhibit 10.2 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

 10.4     Administrative Agreement between      Incorporated by reference to
          United States Environmental           Exhibit 10.1 to the Company's
          Protection Agency and the             Form 10-Q's for the nine
          Registrant                            months ended September 30,
                                                1999

 10.5     Development Agreement with the        Incorporated by reference to
          City of Westminster, CO.              Exhibit 10.9 to the Company's
                                                Annual Report on Form 10-K
                                                for the year ended December
                                                31, 2002

 21       Subsidiaries of the Registrant        Filed herewith electronically

 23.1     Consent of GHP Horwath, P.C.          Filed herewith electronically

 31.1     Certification of Chief Executive      Filed herewith electronically
          Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

 31.2     Certification of Chief Financial      Filed herewith electronically
          Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

 32.1     Certification of Chief Executive      Filed herewith electronically
          Officer Pursuant to 18 U.S.C.
          Section 1350

 32.2     Certification of Chief Financial      Filed herewith electronically
          Officer Pursuant to 18 U.S.C.
          Section 1350

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CET SERVICES, INC.



Dated:  March 2, 2006              By /s/ Steven H. Davis
                                      Steven H. Davis
                                      President and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

        Signature                     Capacity                    Date
        ---------                     --------                    ----


/s/ Steven H. Davis          President,                      March 2, 2006
Steven H. Davis              Chief Executive Officer,
                             and Director


/s/ Craig C. Barto           Director                        March 2, 2006
Craig C. Barto


/s/ John D. Hendrick         Director                        March 2, 2006
John D. Hendrick


___________________________  Director                        March __, 2006
George Pratt


/s/ Dale W. Bleck            Chief Financial Officer         March 2, 2006
Dale W. Bleck

                                CET SERVICES, INC.

                        FINANCIAL STATEMENTS AND REPORTS OF
                          INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRMS


                             December 31, 2005 and 2004


                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm .............   F-2

Consolidated Balance Sheet - December 31, 2005 ......................   F-3

Consolidated Statements of Operations - Years Ended December 31,
2004 and 2005 .......................................................   F-4

Consolidated Statements of Stockholders' Equity - Years Ended
December 31, 2004 and 2005 ..........................................   F-5

Consolidated Statements of Cash Flows - Years Ended December 31,
2004 and 2005 .......................................................   F-6

Notes to Consolidated Financial Statements ..........................   F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
CET Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CET Services, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CET Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ GHP HORWATH, P.C.

GHP HORWATH, P.C.

Denver, Colorado
January 27, 2006, except for Note P as to which the date is February 15, 2006

                              CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                                  2005
                                                              ------------
ASSETS
  Cash                                                        $   392,470
  Restricted cash                                                  43,119
  Accounts receivable                                              69,757
  Real estate inventories                                       5,016,997
  Prepaid expenses                                                 30,454
  Equipment and improvements - net                                  4,541
  Deposits                                                          3,024
  Investment in LLC                                               263,367
                                                              -----------
TOTAL ASSETS                                                  $ 5,823,729
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                            $   118,471
  Accrued expenses                                                 57,037
  Retainage payable                                                 5,356
  Accrued construction expense                                     25,207
  Construction loan                                               652,322
  Notes payable                                                 1,259,153
                                                              -----------
TOTAL LIABILITIES                                               2,117,546
                                                              -----------
COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY:
  Common stock (no par value) - authorized 20,000,000
   shares; 5,554,489 shares issued and outstanding              8,331,007
  Paid-in capital                                                 104,786
  Accumulated deficit                                          (4,729,610)
                                                              -----------
     Total stockholders' equity                                 3,706,183
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 5,823,729
                                                              ===========









The accompanying notes are an integral part of this statement.

                                 CET SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                   2005            2004
                                                -----------    -----------

REVENUE                                         $ 3,223,072    $ 4,018,308

COST OF REVENUE:
  Direct                                          3,005,548      3,643,480
  Indirect                                           29,885         21,677
                                                -----------    -----------
                                                  3,035,433      3,665,157
                                                -----------    -----------
     Gross profit                                   187,639        353,151

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                                         631,127        751,040
                                                -----------    -----------
  Operating loss                                   (443,488)      (397,889)

OTHER INCOME (EXPENSE):
  (Loss) gain on sale of equipment                     (284)           963
  Interest (expense) income, net                     (2,295)         2,690
  Gain on elimination of payables                    31,358        128,179
  Other income (expense), net                        17,939        (10,691)
                                                -----------    -----------
                                                     46,718        121,141
                                                -----------    -----------
NET LOSS                                        $  (396,770)   $  (276,748)
                                                ===========    ===========

Basic and diluted loss per common share         $     (0.07)   $     (0.05)
                                                ===========    ===========

Weighted average number of common shares,
  basic and diluted                               5,554,489      5,545,090
                                                ===========    ===========










The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2005 AND 2004




                                    Common stock                                        Total
                               -----------------------    Paid-in     Accumulated    stockholders'
                                 Shares       Amount      capital       deficit         equity
                               ---------    ----------    --------    -----------    ------------

Balance at January 1, 2004     5,534,489    $8,331,007    $104,786    $(4,056,092)    $4,379,701
                               ---------    ----------    --------    -----------     ----------
Issued shares - legal
  settlement                      20,000

Net loss for the year                                                    (276,748)      (276,748)
                               ---------    ----------    --------    -----------     ----------

Balance at December 31, 2004   5,554,489    $8,331,007    $104,786    $(4,332,840)    $4,102,953
                               =========    ==========    ========    ===========     ==========

Net loss for the year                                                    (396,770)      (396,770)
                               ---------    ----------    --------    -----------     ----------

Balance at December 31, 2005   5,554,489    $8,331,007    $104,786    $(4,729,610)    $3,706,183
                               =========    ==========    ========    ===========     ==========
























The accompanying notes are an integral part of these statements.

                              CET SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years ended December 31,
                                                     2005           2004
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $  (396,770)   $  (276,748)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                         5,526         26,935
   Loss (gain) on disposal of equipment                   284           (963)
   Gain on elimination of payables                    (31,358)      (128,179)
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable         26,856         (2,524)
    (Decrease) increase in accrued construction
      expense                                        (245,989)       271,196
    Increase in other receivables                      (5,000)          -
    Decrease (increase) in prepaid expenses            22,035         (6,794)
    Decrease in deposits                                5,245           -
    Increase in real estate inventories              (866,335)    (1,062,922)
    Decrease in accounts payable                      (35,565)        (5,640)
    Decrease in retainage payable                     (23,255)       (19,620)
    (Decrease) increase in accrued expenses            (7,261)        30,527
                                                  -----------    -----------
       Net cash used in operating activities       (1,551,587)    (1,174,732)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in LLC                                   (263,367)          -
 Purchase of equipment                                 (5,064)        (3,330)
 Proceeds from sale of equipment                        5,578          5,721
                                                  -----------    -----------
       Net cash (used in) provided by
         investing activities                        (262,853)         2,391
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in restricted cash                          141,545      1,025,319
 Proceeds from notes payable                          626,658        632,495
 Proceeds from (payments on) construction loan        393,813       (491,524)
                                                  -----------    -----------
       Net cash provided by financing activities    1,162,016      1,166,290
                                                  -----------    -----------
Decrease in cash                                     (652,424)        (6,051)
                                                  -----------    -----------
Cash at beginning of year                           1,044,894      1,050,945
                                                  -----------    -----------
Cash at end of year                               $   392,470    $ 1,044,894
                                                  ===========    ===========


                                  (continued)

                              CET SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (continued)


                                                   Years ended December 31,
                                                     2005           2004
                                                  -----------    -----------

Supplemental disclosures of cash flow
 information:
   Cash paid during the year
    Interest (net of $23,502 in 2005 and
     $14,306 in 2004 capitalized to real
     estate inventories)                          $    20,559    $     6,396
                                                  ===========    ===========




































The accompanying notes are an integral part of these statements.

                              CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF COMPANY

     CET Services, Inc. ("CET" or the "Company") was incorporated on February 9, 1988 under the laws of the State of California. The Company has one wholly-owned subsidiary, Community Builders, Inc., a Colorado corporation.

     The Company is focused on property development in urban areas. Initial efforts in this area involve residential housing where land remediation tasks are required. Reflecting highly competitive pricing and the consequent margin erosion coupled with limited opportunities, the Company's water/wastewater services business was substantially reduced in 2003. The remaining activity in this area will be completed in the normal course of business.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                    GENERAL

Consolidation

The consolidated financial statements include the accounts of CET Services, Inc., and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

Equipment and Improvements

Equipment and improvements consist primarily of office equipment, furniture and fixtures and are recorded at cost. Depreciation is provided on a straight-line method over their estimated useful lives, generally five years. At December 31, 2005, accumulated depreciation was approximately $25,000.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amount of existing assets and liabilities and their tax bases, as well as net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

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

The fair values of cash accounts, accounts receivable and accounts payable approximate their carrying amounts due to their short-term maturity. The carrying value approximates fair value for the notes payable and the construction loan, as the interest rate is a variable market rate. The fair value of the letters of credit approximates the fees charged for their maintenance.

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

Concentrations of Credit Risk

The Company's cash balances, which are at times in excess of federally insured levels, are maintained at a large regional bank, and are continually monitored to minimize the risk of loss. The Company grants credit to its customers, whose balances are continually monitored to minimize the risk of loss.

The Company's residential housing segment has two primary projects, one of which contributed substantially to revenues and cash flow in 2005. Both are expected to provide a significant portion of the Company's revenues and cash flow in the immediate future. If any unforeseen circumstance would interrupt the development and completion of these projects, it would have a material adverse effect on the Company's financial position, results of operations, and liquidity.

Earnings per Share

Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce a loss or increase earnings per share. During each of the years ended December 31, 2005 and 2004, the effect of outstanding options would have been anti-dilutive.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                   December 31,   December 31,
                                      2005           2004
                                   ------------   ------------
     Net loss available to
      common stockholders:

     As reported                    $(396,770)     $(276,748)
     Stock compensation expense          (200)        (3,710)
                                    ---------      ---------
     Pro forma                      $(396,970)     $(280,458)
                                    =========      =========

     Basic and diluted net loss
      available to common
      stockholders per common
      share:
     As reported                    $    (.07)     $    (.05)
     Pro forma                      $    (.07)     $    (.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for grants in 2000 and 2002: no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R) Share Based Payment which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim period in fiscal years that begin after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, management believes that the implementation of this Standard could have a material impact on the Company's financial statements.

                            WATER/WASTE WATER SERVICES

Accounts Receivable

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. At December 31, 2005, no allowance for doubtful accounts was determined to be necessary.

Contracts

As noted in previous reports, the Company has essentially withdrawn from the Water/Waste Water Services business. Service continues to be provided to one customer, Centennial Water District, which accounted for less than 15% of 2005 revenues. Basically, the services are provided under fixed-price contracts where revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

In the fourth quarter of 2004, the Company determined that payables incurred in 2000 in connection with the Company's former environmental remediation services business had been legally released. Accordingly, the Company recorded a non-operating gain of approximately $128,000 on the elimination of the payables. In the first quarter of 2005, an additional $31,358 non-operating gain on the elimination of similar payables was recorded.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             PROPERTY DEVELOPMENT

Real Estate Inventories

Real estate inventories consist of land and land under development, townhomes under construction, and finished lots. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction and development period. Land and improvement costs are allocated within a project based on relative sales value.

Real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell. Real estate inventories are assessed for impairment when circumstances warrant such a review. If management determines that impairment has occurred, a loss is recognized based on the difference between assets' carrying values and their estimated fair values. Management believes that no impairment has occurred as of December 31, 2005.

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

NOTE C - REAL ESTATE INVENTORIES

     Real estate inventories at December 31 consist of the following:

                                                       2005
                                                    ----------
     Townhomes under construction
       and finished lots                            $2,001,342
     Land and land under development                 3,015,655
                                                    ----------
                                                    $5,016,997
                                                    ==========
NOTE D - RESTRICTED CASH

     Letters of credit in the amount of approximately $43,000 are being used in lieu of bonds to satisfy the City of Westminster requirements for infrastructure construction coverage. Cash of approximately $43,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - CONSTRUCTION LOAN

     In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan is due April 27, 2006, carries interest at prime plus three quarters of one percent (8 % at December 31, 2005), and is secured by certain properties. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted. During the third quarter of 2005, the Company began repayment of the loan, which peaked at $2.1 million; and the outstanding balance at December 31, 2005 was approximately $0.6 million.

NOTE F - CONSTRUCTION CONTRACT

     In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and
III. The contract, in the amount of $2,745,417, requires that certain funds are withheld as retainage payable. At December 31, 2005, approximately $25,000 was accrued under the contract and $5,000 was remaining to be incurred on the contract. Accrued construction expense represents construction costs that have been incurred but which have not yet been paid from the Company's construction loan. The accrual is estimated based on invoices received from the Company's general contractor.

NOTE G - NOTES PAYABLE

     In May 2005, the Company, supplemented by $100,000 available under the November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75%, (8% at December 31, 2005) with monthly interest-only payments. The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

     In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan, payable in one year, bears interest at the rate of prime plus 0.75%, (8% at December 31, 2005) with monthly interest-only payments. The principal is due at maturity, and the loan is collateralized by a first deed of trust on the property.

     In January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 and financed the purchase with a $307,500 loan from a local lender. The note is for a term of three years bearing interest at prime plus 0.75% (8% at December 31, 2005). Payments include interest and principal which is calculated on a 20 year amortization schedule, ($300,658) principal balance at December 31, 2005. The balance of the principal and accrued interest is due at maturity, and the note is collateralized by a first deed of trust on the property. The Company intends to incorporate this parcel into a future redevelopment project.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495, to finance the remediation of a five-acre site. The Loan is for a period of three years with interest at 2% per annum payable monthly. The Loan is collateralized by a deed of trust on the property.

     Aggregate maturities of notes payable outstanding at December 31 are as follows:

                          2006             $  161,000
                          2007             $  797,495
                          2008             $  300,658
                                           ----------
           Total notes payable             $1,259,153
                                           ==========

NOTE H - INVESTMENT

     In January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability company, in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during 2005. As of December 31, 2005, the Company has contributed approximately $263,000 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year-ended December 31, 2005.

NOTE I - STOCKHOLDERS' EQUITY

     In June 2004, the Company issued 20,000 shares in connection with a legal settlement. The fair value of these shares was not material to the financial statements.

NOTE J - STOCK OPTIONS

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

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     A summary of the status of the Plan follows:

                                                              Weighted
                                                          average exercise
                                               Shares      price per share
                                             ----------   -----------------

     Outstanding at January 1, 2004            108,600         $1.07
     Granted                                      -              -
     Exercised                                    -              -
     Canceled                                   (5,000)          .44
                                               -------         -----
     Outstanding at December 31, 2004          103,600         $1.10
                                               -------         -----
     Total exercisable at December 31, 2004    101,600         $1.11
                                               =======         =====

                                                              Weighted
                                                          average exercise
                                               Shares      price per share
                                             ----------   -----------------

     Outstanding at January 1, 2005            103,600         $1.10
     Granted                                      -              -
     Exercised                                    -              -
     Canceled                                  (31,100)         2.54
                                               -------         -----
     Outstanding at December 31, 2005           72,500         $0.48
                                               -------         -----
     Total exercisable at December 31, 2005     71,500         $0.48
                                               =======         =====

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information applies to options outstanding at December 31, 2005:

                             Options Outstanding                Options Exercisable
                   ---------------------------------------    -----------------------
                                  Weighted
                                  average         Weighted                   Weighted
                                  remaining       average                    average
Range of              Number      contractual     exercise    Number         exercise
exercise prices    outstanding    life (years)    price       exercisable    price
---------------    -----------    ------------    --------    -----------    --------

$0.20 - $0.50         65,000          4.40         $0.38        64,000        $0.38
$1.30 - $1.95          7,500          3.40         $1.31         7,500        $1.31
                      ------                                    ------
                      72,500                                    71,500
                      ======                                    ======



NOTE K - TAXES ON INCOME

     At December 31, 2005, the Company has net operating loss carry forwards for regular income tax purposes of approximately $5.4 million that expire in various amounts in years 2018 through 2025.

     Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

     Deferred tax assets and liabilities consist of the following at December
31:

                                      2005               2004
                                   ----------         ----------

          NOL carryforward          2,069,300          1,920,400
          Other                         7,100              6,900
                                   ----------         ----------
                                    2,076,400          1,927,300
          Valuation reserve        (2,076,400)        (1,927,300)
                                   ----------         ----------
                                   $     -            $     -
                                   ==========         ==========

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:
                                         2005               2004
                                      ----------         ----------
     Expected income tax benefit
      at statutory rate               $ (133,300)        $  (92,700)
     Change in valuation reserve         149,100            107,100
     State taxes                         (15,800)           (11,000)
     Other                                  -                (3,400)
                                      ----------         ----------
                                      $     -            $     -
                                      ==========         ==========

NOTE L - LEASE COMMITMENTS

     The Company is obligated under an operating lease for its facility. The lease expires in August 2008. The lease also provides for payments of taxes and certain common area costs and expenses.

     The following is a summary of the future minimum rent due under the lease at December 31, 2005:

          Year ending December 31,
          ------------------------

                   2006                         37,060
                   2007                         39,384
                   2008                         27,296
                                              --------
                   Total                      $103,740
                                              ========

     Total rent expense for the years ended December 31, 2005 and 2004 was $57,245 and $84,754 respectively.

NOTE M - LEGAL

     Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes the outcome on any pending litigation that would have a material adverse effect on the Company's financial position or results of operations is remote.

                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at December 31, 2005, relating to this matter, as management believes that any material adverse effect on the Company's financial position or results of operations is remote.

NOTE N - SEGMENT INFORMATION

     CET has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. CET's revenues and expenses are generated from two segments, residential housing development and construction and water/wastewater services. Transfers and sales between reportable segments, if any, are recorded at cost. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).


                                             Residential Water/wastewater
December 31, 2005                     Housing     Services     Corporate     Total
-----------------                     -------     --------     ---------    -------
   Revenue                            $ 2,740      $  483      $  -         $ 3,223

   Segment profit (loss)                  124          74         (595)        (397)

   Interest income (expense) net         -            -              2            2
   Depreciation and amortization                        1            5            6
   Segment assets                       5,017         -            807        5,824
   Expenditures for segment assets       -            -              5            5

December 31, 2004
-----------------
   Revenue                            $ 3,407      $  611      $  -         $ 4,018

   Segment profit (loss)                  206         151         (634)        (277)

   Interest income (expense) net         -           -               3            3
   Depreciation                          -              5           22           27
   Segment assets                       4,151           2        1,390        5,543
   Expenditures for segment assets       -           -               3            3


                                      F-18



                               CET SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RELATED PARTY TRANSACTIONS

     The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, a Director of the Company, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2005 and 2004, the Company invoiced the Centennial Water & Sanitation District $344,894 and $331,149, respectively, and recorded a profit of $16,102 and $15,563, respectively, under this arrangement.

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

NOTE P - SUBSEQUENT EVENTS

     In January 2005, the Company purchased a commercial/industrial building in Westminster, Colorado for $410,000 (see Note G - Notes Payable). The Company intended to incorporate this parcel into a future redevelopment project. In January 2006 the Company learned that any future redevelopment by the City of Westminster in this area would not take place for several years and the Company listed this property for sale. In February 2006, the Company accepted an offer to sell this property with the transaction scheduled to close on March 31, 2006.






















                                     F-19