Form 10KSB/A
period 2005-12-31
CET SERVICES INC
filed 2006-04-21
CIK 944627

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Documents incorporated by reference: None



EXPLANATORY NOTE:

This amendment to the Annual Report on Form 10-KSB of CET Services Inc. is being filed to include the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the name and age of each of the Executive Officers and Directors of the Company, indicating all positions and offices with the Company presently held:


    Name               Age                Positions and Offices Held
--------------         ---         ---------------------------------------
Craig C. Barto         48          Director

Steven H. Davis        52          Chief Executive Officer, President, and
                                   Director

George Pratt           73          Director

John D. Hendrick       62          Director

Dale W. Bleck          55          Chief Financial Officer

Ann J. Heckler         57          Secretary

     There is no family relationship between any Director, Nominee for Director, or Executive Officer of the Company.

     The Company has an Audit Committee and a Compensation and Nominating Committee.

     The Audit Committee presently consists of Craig C. Barto, George Pratt, and John D. Hendrick, each of whom is independent under the standards of the American Stock Exchange currently in effect for the Company. The Audit Committee reviews financial statements and other data prior to release to the public. In addition, the Committee meets with the Company's independent registered public accounting firm in connection with the Company's audit. During 2005, the Audit Committee met four (4) times. The Board of Directors has determined that George Pratt is an audit committee financial expert, and that he is "independent", as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

     The Compensation and Nominating Committee presently consists of Craig C. Barto, George Pratt, and John D. Hendrick. The Compensation and Nominating Committee reviews compensation matters relating to the Executive Officers of the Company and makes recommendations to the Board of Directors. This Committee is also responsible for identifying and reviewing the qualifications of potential nominees for election to the Board of Directors. The Compensation and Nominating Committee met three (3) times during 2005.

     Set forth below are the names of all directors, nominees for director, and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     Craig C. Barto has been a Director of the Company since 1991. He is also the President and Chairman of the Board of Directors of Signal Hill Petroleum, Inc., Barto/Signal Petroleum, Inc., Signal Hill Operating, Inc., and Signal Oil and Refining, Inc., which operate businesses such as Paramount and Fletcher oil refineries. A graduate of UCLA with a degree in Economics in 1979, Mr. Barto was instrumental in the growth of the Signal Hill Petroleum companies in the oil business with the reclamation of a marginal operation in the West Newport Oil Field in Orange County, California. In addition to the oil and gas operations, Mr. Barto is also responsible for the commercial and residential development of over 100 acres of some of the last undeveloped hilltop property in Southern California.

     Steven H. Davis has served as the Company's Chief Executive Officer, President, and a Director since 1991. Prior to that time he was operating partner of Lincoln Property Company which developed over 3 million square feet of buildings in California, Nevada, and Colorado. He has almost 20 years of experience in construction, financing, and developing industrial real estate. Mr. Davis graduated from Brown University with an emphasis in Economics in 1975 and obtained an MBA from the University of Southern California in 1977. As President, Mr. Davis manages the Company's business affairs and has been instrumental in securing financing, negotiating bonding agreements, projecting and analyzing the feasibility of expansion, mergers and acquisitions, and formulating business relationships with customers, financial entities, and the legal community.

     George Pratt has been a Director of the Company since July 1998. Since June 1993, Mr. Pratt has been employed by Pratt Associates, Inc, which provides professional services in the area of corporate finance, merger-acquisition analysis for small high-technology companies, and providing services to the legal profession such as valuations of securities and privately-owned companies for estate purposes and research and testimony for securities-related litigation. From April 1988 to January 1993, he was Chairman and Chief Executive Officer of Computer Automation, Inc., a manufacturer of computer systems and automatic test equipment. Mr. Pratt received a B.B.A. Degree in Finance from Hofstra University in 1958.

     John D. Hendrick has been a Director of the Company since November 2000. Since March 2000, Mr. Hendrick has been General Manager of the Centennial Water & Sanitation District in Highlands Ranch, Colorado. From 1996 to 2000, he was owner of Hendrick Engineering, which provided consulting services for water resources and water supply matters. Mr. Hendrick has over thirty years experience in the water industry in various capacities including hydrologist, engineer, manager, and consultant. Mr. Hendrick received a Bachelor's Degree in Agricultural Engineering from Cornell University in 1965, a Master's Degree in Agricultural Engineering from the University of Illinois in 1967, and a Ph.D in Hydrology and Water Resources from Colorado State University in 1972.

     Dale W. Bleck has been Chief Financial Officer since September 1999, and he has been employed by the Company since March 1999. From May 1998 to March 1999, he was Chief Financial Officer of Spartan Steel Products, Inc., a distributor of steel products in Evergreen, Colorado. From January 1987 to May 1998, he was Controller (until April 1991) and then Corporate Analyst for Western Dairymen Cooperative, Inc., a dairy cooperative in Thornton, Colorado. Mr. Bleck received a B.S. Degree in Accounting from Illinois State University in 1972 and a M.B.A. Degree from Colorado State University in 1998.

     Ann J. Heckler has been Secretary since June 2002, and has been employed by the Company since April 1998. From January 1991 through April 1998, she was a small business owner in the Denver metropolitan area. Ms. Heckler graduated from the University of Oklahoma in 1971 with a degree in Business Education.

     The Company's Board of Directors held four (4) meetings during the year ended December 31, 2005. Each Director attended all of the meetings held by the Board of Directors and its Committees during the time each such Director was a member of the Board or of any Committee of the Board.

     The Company's executive officers hold office until the next annual meeting of directors of the Company. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

Section 16(a) Beneficial Reporting Compliance

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were officers and directors or beneficial owner of 10% or more of the stock of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

     The Board of Directors has adopted a Code of Ethics which applies to all of the Company's executive officers, directors and employees. A copy of the Code of Ethics is available by writing to the Corporate Secretary, CET Services, Inc., 12503 E. Euclid Dr. #30, Centennial, Colorado 80111.

Item 10.  Executive Compensation.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 2005, 2004, and 2003, by the Company's President and each other executive officer whose compensation exceeded $100,000 during such years.


                                     Summary Compensation Table

                                                            Long Term Compensation
                                                          Awards         Payouts
                                                       -----------------------------
                             Annual Compensation                 Securities
                     --------------------------------            Underly-
                                            Other      Re-       ing                 All
                                            Annual     stricted  Options/            Other
Name and Principal                          Compen-    Stock     SARS       LTIP     Compen-
   Position          Year   Salary   Bonus  sation(1)  Award(s)  (Number)   Payouts  sation
------------------   ----   ------   -----  ---------  --------- ---------- -------  -------
Steven H. Davis,     2005  $125,008  $ -    $ 3,676       0          0         0       $0
President and        2004  $125,008  $4,808 $   721       0          0         0       $0
Chief Executive      2003  $129,816  $2,404 $   433       0          0         0       $0
Officer

Dale W. Bleck        2005  $100,000  $ -    $ 2,707       0          0         0       $0
Chief Financial      2004  $ 99,308  $3,846 $ 2,930       0          0         0       $0
Officer              2003  $ 99,693  $1,846 $   775       0          0         0       $0
_______________

(1)  Includes Simple IRA contributions by the Company.




                 Aggregated Option/SAR Exercises in Last Fiscal Year
                           and FY End Option/SAR Values

                                       Securities Under-  Value of Unexer-
                  Shares                lying Unexer-      cised in the-
                 Acquired               cised Options      Money Options/
                    On                 SARs at FY-End     SARs at FY End
                 Exercise    Value     Exercisable/         Exercisable
     Name        (Number)   Realized   Unexercisable       Unexercisable
---------------  ---------  --------   -----------------  ---------------

Steven H. Davis      0         0           0 / 0          $    0  / $  0
Dale W. Bleck        0         0      32,500 / 0          $1,750 /  $  0

     The Company has no formal employment agreements with any of its Executive Officers.

Compensation of Directors

     Members of the Board of Directors receive a fee of $1,000 per Board meeting attended, including telephone meetings. They are also entitled to reimbursement of reasonable travel expenses incurred by them in attending board or committee meetings.

     On September 17, 2003, the Board of Directors granted Craig Barto and George Pratt, non-employee Directors of the Company, options to purchase 10,000 shares of common stock at $.32 per share. These options were not granted under any plan. The options are exercisable commencing September 17, 2004, until September 17, 2008, except that they will expire three months after the termination of serving as a Director of the Company, for reasons other than death, and one year after termination as a result of death.

    Simple IRA Plan

     On April 1, 2004, the Company established a Simple IRA plan for its employees under which they may defer a portion of their salaries up to allowable limits. The Company will match such deferrals on a dollar-for-dollar basis not to exceed 3% of an employee's compensation or applicable limits.

Stock Option Plan

     On March 1, 1995, the Company adopted an Incentive Stock Option Plan (the "Plan") for key personnel. A total of 550,000 shares of common stock were reserved for issuance pursuant to the exercise of stock options under the Plan. The Plan expired on March 1, 2005, but options granted prior to the expiration of the Plan will continue in accordance with their terms. In August 1996, the Company filed a registration statement on Form S-8 to register the shares of the Company's common stock reserved for issuance under the Plan.

     As of December 31, 2005, options for 72,500 shares were outstanding at prices ranging from $0.20 to $1.31 per share under the Plan.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2005, with respect to shares of the Company's common stock that may be issued under equity compensation plans:

----------------------------------------------------------------------------
                                                                Number of
                                                                securities
                                                                remaining
                                 Number of                      available
                                 securities     Weighted-       for future
                                 to be issued   average         issuance under
                                 upon exer-     exercise        equity compen-
                                 cise of out-   price of        sation plans
                                 standing       outstanding     (excluding
                                 options,       options,        securities
                                 warrants       warrants        reflected in
                                 and rights     and rights      column (a))
Plan category                       (a)            (b)              (c)
-------------------------------------------------------------------------------------
Equity compensation                52,500          $ .54             0
plans approved by
security holders

Equity compensation                20,000          $ .32             0
plans not approved                 ------          -----             -
by security holders

Total                              72,500          $ .48             0
-------------------------------------------------------------------------------------



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the number and percentage of shares of the Company's no par value common stock owned beneficially, as of April 21, 2006, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director, Nominee for Director, and Executive Officer of the Company, and by all Directors, Nominees for Director, and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

   Name and Address                 Amount and Nature of        Percent
  of Beneficial Owners              Beneficial Ownership        of Class
  --------------------              --------------------        --------

  Craig C. Barto                         713,554   (1)            12.8%
  2901 Orange Ave.
  Long Beach, CA 90807

  Steven H. Davis                      1,185,907   (2)            21.4%
  12503 E. Euclid Dr. # 30
  Centennial, CO  80111

  George Pratt                            11,000   (3)             0.2%
  12503 E. Euclid Dr. # 30
  Centennial, CO  80111

  John D. Hendrick                         1,100    (4)              -
  62 W. Plaza Drive,
  Highlands Ranch, CO 80126

  Dale W. Bleck                           32,500    (5)             0.6%
  12503 E. Euclid Dr. # 30
  Centennial, CO  80111

  Ann J. Heckler                          20,000    (5)             0.4%
  12503 E. Euclid Dr. # 30
  Centennial, CO  80111

  All directors, nominees for          1,964,061                   35.4%
  director, and executive officers
  as a group (6 persons)

  Ross C. Gordon                         367,000                    6.6%
  234 Michelle Lane
  Alamo, CA  94507
__________________

(1) Includes 703,554 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Barto.

(2)  Includes 1,185,907 shares held directly.

(3) Includes 1,000 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Pratt.

(4)  Includes 1,100 shares held directly.

(5) Represents shares underlying stock options exercisable within 60 days held by the named person.

     The Company knows of no agreements the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, who became a Director of the Company in November 2000, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2005 and 2004, the Company invoiced the Centennial Water & Sanitation District $344,894 and $331,149, respectively, under this arrangement.

     In March 2004, the Company sold a town home to Steven H. Davis, Chief Executive Officer, President and Director for $160,949, which was comparable to the price received for similar units from outside customers. The sales price approximated the cost of the unit. In addition, the Company agreed to lease the unit on a month-to-month basis from Mr. Davis for $1,050 per month to serve as the model unit for the outside marketing firm. The Company terminated the lease in March 2005.

     All of these transactions were approved by the Board of Directors and were made on terms as fair and reasonable to the Company as those that could be obtained from non affiliated third parties. Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors based upon a determination that the terms are at least as favorable to the Company as those that could be obtained from unrelated parties.

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

 21       Subsidiaries of the Registrant        Previously Filed

 23.1     Consent of GHP Horwath, P.C.          Previously Filed

 31.1     Certification of Chief Executive      Filed herewith electronically
          Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

 31.2     Certification of Chief Financial      Filed herewith electronically
          Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002

 32.1     Certification of Chief Executive      Filed herewith electronically
          Officer Pursuant to 18 U.S.C.
          Section 1350

 32.2     Certification of Chief Financial      Filed herewith electronically
          Officer Pursuant to 18 U.S.C.
          Section 1350

Item 14.  Principal Accountant Fees and Services.

     The following table presents aggregate fees for professional services rendered by GHP Horwath, P.C. for the years ended December 31, 2005 and 2004; for the audit of the Company's annual financial statements and fees billed for other services rendered by GHP Horwath, P.C. during those periods:

                                        2005           2004
                                      ---------      --------

     Audit Fees (1)                   $ 44,024       $ 43,285
     Audit Related Fees                  -0-            -0-
     Tax Fees (2)                        5,000          7,000
     All Other Fees                      -0-            -0-
                                      --------       --------
        Total                         $ 49,024       $ 50,285
__________________

(1) These are fees for professional services for the audits of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) These are fees for the preparation of the Company's federal and state tax returns.

Audit Committee Pre-approval Policy

     The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the independent registered public accounting firm provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve the engagement of the Company's independent registered public accounting firm to provide permissible non-audit services. All non-audit services provided by the independent registered public accounting firm in 2005 were pre-approved by the Audit Committee.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CET SERVICES, INC.



Dated:  April 21, 2006              By /s/ Steven H. Davis
                                       Steven H. Davis
                                       President and Chief Executive Officer