Form 10QSB
period 2006-03-31
CET SERVICES INC
filed 2006-05-12
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                         Commission File Number 1-13852

                              CET Services, Inc.
        (Exact name of small business issuer as specified in its charter)

               California                             33-0285964
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

    12503 E Euclid Dr. #30, Centennial, CO                  80111
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (720) 875-9115

                                     N/A
               (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

As of April 20, 2006, 5,554,489 shares of common stock, no par value per share, were outstanding.


                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - March 31, 2006 (unaudited) and
          December 31, 2005 ....................................    3

         Consolidated Statements of Operations for the
          Quarter Ended March 31, 2006 and 2005
          (unaudited) ..........................................    4

         Consolidated Statements of Cash Flows for the
          Quarter Ended March 31, 2006 and 2005 (unaudited) ....    5

         Notes to Unaudited Consolidated Financial Statements ..    6

ITEM 2.  Management's Discussion and Analysis ..................   10

ITEM 3.  Controls and Procedures ...............................   12

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................   13

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................   13

ITEM 3.  Defaults on Senior Securities .........................   13

ITEM 4.  Submission of Matters to a Vote of Security Holders ...   13

ITEM 5.  Other Information .....................................   13

ITEM 6.  Exhibits ..............................................   14

                                   PART I
                            FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                               CET SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,    December 31,
                                                    2006           2005
                                                  -----------   -----------
                                                  (unaudited)
ASSETS
  Cash .........................................  $   364,727   $   392,470
  Restricted cash ..............................       43,119        43,119
  Accounts receivable ..........................       43,573        69,757
  Real estate inventories ......................    4,045,211     5,016,997
  Prepaid expenses .............................       14,282        30,454
  Equipment and improvements - net .............        4,145         4,541
  Deposits .....................................        3,024         3,024
  Investment in LLC ............................      278,594       263,367
                                                  -----------    -----------
TOTAL ASSETS ...................................  $ 4,796,675    $ 5,823,729
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable .............................  $    78,049    $   118,471
  Accrued expenses .............................       30,175         57,037
  Accrued construction expense .................         -            25,207
  Retainage payable ............................       20,000          5,356
  Construction loan ............................       35,666        652,322
  Notes payable ................................      958,495      1,259,153
                                                  -----------    -----------
TOTAL LIABILITIES ..............................    1,122,385      2,117,546
                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock (no par value - authorized
   20,000,000 shares; 5,554,489 shares issued
   and outstanding .............................    8,331,007      8,331,007
  Paid-in capital ..............................      104,786        104,786
  Accumulated deficit ..........................   (4,761,503)    (4,729,610)
                                                  -----------    -----------
     Total stockholders' equity ................    3,674,290      3,706,183
                                                  -----------    -----------
                                                  $ 4,796,675    $ 5,823,729
                                                  ===========    ===========




The accompanying notes are an integral part of these financial statements.

                             CET SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                        Quarter Ended
                                                  --------------------------
                                                   March 31,    December 31,
                                                     2006          2005
                                                  -----------   -----------

REVENUE ........................................  $ 1,271,403   $   138,037

COST OF REVENUE:
  Direct .......................................    1,182,141       125,756
  Indirect .....................................         -            5,013
                                                  -----------   -----------
                                                    1,182,141       130,769
     Gross profit ..............................       89,262         7,268
                                                  -----------   -----------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES .....      163,874       152,465
     Operating loss ............................      (74,612)     (145,197)
                                                  -----------   -----------
OTHER INCOME (EXPENSE):
  Gain on elimination of payables ..............       43,936        31,358
  Interest expense .............................         (418)       (2,355)
  Other (expense) income .......................         (799)          541
                                                  -----------   -----------
                                                       42,719        29,544
                                                  -----------   -----------
NET LOSS .......................................  $   (31,893)  $  (115,653)
                                                  ===========   ===========

Loss per common share - basic and diluted ......  $     (0.01)  $     (0.02)
                                                  ===========   ===========
Weighted average number of common shares
  outstanding ..................................    5,554,489     5,554,489
                                                  ===========   ===========












The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Quarter Ended
                                                  --------------------------
                                                   March 31,    December 31,
                                                     2006          2005
                                                  -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................  $   (31,893)   $ (115,653)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization ..............          396         2,094
    Gain on elimination of payables ............      (43,936)      (31,358)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable ...........       26,184        37,600
     Decrease in prepaid expenses ..............       16,172        13,850
     Decrease (increase) in real estate
      inventories ..............................      971,786    (1,422,245)
     Increase in accounts payable ..............        3,514        49,526
     Increase in retainage payable .............       14,644        50,608
     Decrease in accrued construction expense ..      (25,207)         -
     (Decrease) increase in accrued expenses ...      (26,862)       34,816
                                                  -----------   -----------
       Net cash provided by (used in)
        operating activities ...................      904,798    (1,380,762)
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC ............................      (15,227)     (114,830)
                                                  -----------   -----------
       Net cash used in investing activities ...      (15,227)     (114,830)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash ..................         -           91,750
  (Payments on) proceeds from construction
    loan .......................................     (616,656)      831,874
  Payments on notes payable ....................     (300,658)       (1,545)
  Proceeds from notes payable ..................         -          307,500
                                                  -----------   -----------
       Net cash (used in) provided by
        financing activities ...................     (917,314)    1,229,579
                                                  -----------   -----------
DECREASE IN CASH ...............................      (27,743)     (266,013)

CASH AT BEGINNING OF PERIOD ....................      392,470     1,044,894
                                                  -----------   -----------
CASH AT END OF PERIOD ..........................  $   364,727   $   778,881
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

Note 1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2. Earnings Per Share. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2006 and 2005, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3. Stock-Based Compensation. During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced` Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Through March 1, 2005, the Company had an incentive stock option plan ("the Plan") which is more fully described in the Company's form 10K-SB for the year-ended December 31, 2005. No options have been granted under the Plan subsequent to its termination on March 1, 2005.

At March 31, 2006, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $.4375 per share. 71,500 options are exercisable at March 31, 2006 and 1,000 will vest on December 4, 2006. Based on a Black-Scholes options pricing model utilizing the following weighted average assumptions for grants in 2000 and 2002; no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years; the fair value and the intrinsic value of options outstanding and vesting during the three months ended March 31, 2006 is not significant, therefore, the adoption of SFAS 123R did not have a material impact on the consolidated financial position, results of operations and cash flows. Proforma net loss and proforma net loss per share for the three months ended March 31, 2005 are not materially different from reported amounts.

Note 4.   Segment Information.  The Company operates in two business segments
- water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).



Three months ended:            Residential   Water/wastewater
  March 31, 2006                 Housing         Services        Corporate     Total
-------------------            -----------   ----------------    ---------    -------
  Revenues                       $ 1,182          $  89           $  -        $ 1,271

  Net income (loss)              $    85          $   4           $(121)      $   (32)

  Depreciation and
   amortization                  $   -            $  -            $  -        $  -

  Segment assets                 $ 4,045          $  -            $ 752       $ 4,797

Three months ended:            Residential   Water/wastewater
  March 31, 2005                 Housing         Services        Corporate     Total
-------------------            -----------   ----------------    ---------    -------

  Revenues                       $  -             $ 138           $  -        $   138

  Net income (loss)              $   (29)         $  39           $(126)      $  (116)

  Depreciation and
   amortization                  $  -             $  -            $   2       $     2

  Segment assets                 $ 5,688          $  54           $ 927       $ 6,669



Note 5. Restricted Cash. Short term letters of credit in the amount of approximately $43,000 are being used in lieu of bonds to satisfy the City of Westminster's requirements for infrastructure construction coverage. Cash of approximately $43,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

Note 6. Real Estate Inventories. Real estate inventories consist of the following (in thousands):

                                       March 31, 2006   December 31, 2005
                                       --------------   -----------------
     Townhomes under construction
      and finished lots                    $1,424            $2,001
     Land and land under development        2,621             3,016
                                           ------            ------
                                           $4,045            $5,017
                                           ======            ======

Note 7. Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability company in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three months ended March 31, 2006. As of March 31 2006, the Company has contributed approximately $279,000 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2006 and 2005.

Note 8. Construction Loan. In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan is due April 27, 2006, carries interest at prime plus three quarters of one percent (8.5 % at March 31, 2006), and is secured by certain properties. Repayment terms include 100% of sales proceeds after normal selling and closing costs are deducted. During the third quarter of 2005, the Company began repayment of the loan, which peaked at $2.1 million and the outstanding balance at March 31, 2006 is $35,666. The loan was repaid in full on April 13, 2006.

Note 9. Construction Contract. In August 2004, the Company entered into a fixed-price construction contract with a local general contractor for the construction at Sites II and III. The contract, in the amount of $2,745,417, requires that certain funds are withheld as retainage payable. At March 31, 2006, approximately $5,000 was remaining to be incurred on the contract. Accrued construction expense represents construction costs that have been incurred but which have not yet been paid from the Company's construction loan. The accrual is estimated based on invoices received from the Company's general contractor.

Note 10. Notes Payable. In May 2005, the Company, supplemented by $100,000 available under the November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75%, (8.5% at March 31, 2006) with monthly interest-only payments. The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan, payable in one year, has been extended, with a new maturity date of December 2006. The loan bears interest at the rate of prime plus 0.75%, (8.5% at March 31, 2006) with monthly interest-only payments. The principal is due at maturity, and the loan is collateralized by a first deed of trust on the property.

In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for approximately $471,000, to finance the remediation of a five-acre site on which the Company has approval to construct 54 residential townhomes. The loan is for a period of three years with interest at 2% per annum payable monthly. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the loan is collateralized by a deed of trust on the property.

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

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency
(EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at March 31, 2006 relating to this matter as management believes any material adverse effect on the Company's financial position of results of operations is remote. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

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

Results of Operations

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

     Revenue. Revenues for the first quarter of 2006 were $1,271,403, up from the $138,037 reported for the year-earlier period. The sale of an industrial building and the sale of housing units accounted for 93% of revenues in the current period, and the remaining 7% of revenue arose from water services activity. In the first quarter of the prior year, water services activity accounted for 100% of revenue. The increase in sales activity was due to an increase in units available for sale in the first quarter of 2006 as compared to the first quarter of 2005.

     Cost of Revenue. Cost of revenue for the March 2006 period was $1,182,141, up from the $130,769 recorded in the first quarter of 2005, reflecting the expensing of capitalized costs related to the units sold.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $163,874, up from the year-earlier comparable of $152,465, largely as a result of severance payments made to an employee who was laid off.

     Other Income (Expense). Other income of $42,719 was recorded in the first quarter of 2006 as compared to other income of $29,544 in the respective period of 2005. A gain of $43,936 and $31,358 in the first quarter of 2006 and 2005, respectively, was realized from the elimination of payables.

     Net Loss. For the first quarter of 2006, a net loss of $31,893, or $0.01 a share, was incurred, compared to the net loss of $115,653, or $0.02 a share, in the first quarter of 2005. The reduced net loss was primarily due to the increased sales of housing units during the quarter.

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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At March 31, 2006, the Company had capitalized $1.4 million of costs related to permits, architectural designs, and land acquisitions and building. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is complete and as of March 31, 2006, 22 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note 8 - Construction Loan) in the amount of approximately $2.9 million, which the Company believes is sufficient to complete the development. The loan was repaid in full on April 13, 2006. Demolition and remediation has been completed, building activity began during the fourth quarter of 2004, and initial sales were achieved in the second quarter of 2005.

     In addition the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora in the amount of approximately $471,000 (see Note 10 - Notes Payable). The Company currently has this property listed for sale with a local real estate broker.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 10 - Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability company in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three months ended March 31, 2006. Through March 31, 2006, the Company has contributed approximately $279,000 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations and incurred in 2006, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2006.

Contractual Obligations

                                  Payments Due By Period
                          -------------------------------------
     Contractual                         Less Than
     Obligations             Total        1 Year      1-3 Years
     -----------------     ----------    ---------    ---------

     Operating Leases          94,668       37,639       57,029
     Construction Loan         35,666       35,666         -
     Notes Payable            958,495      161,000      797,495
                           ----------     --------     --------
        Total              $1,088,829     $234,305     $854,524
                           ==========     ========     ========

ITEM 3.   CONTROLS AND PROCEDURES

     As of March 31, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                  PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Except as set forth below, the Company is not a party to any material legal proceedings which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation which is threatened against it in any court, administrative agency, or other tribunal. Management believes that no pending litigation in which the Company is named as a defendant will have a material adverse effect on the Company's financial position or results of operations.

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

                                       CET SERVICES, INC.


Dated:  May 12, 2006                   By: /s/ Steven H. Davis
                                           Steven H. Davis, President and
                                           Chief Executive Officer



                                       By: /s/ Dale W. Bleck
                                           Dale W. Bleck, Chief Financial
                                           Officer