Form 10QSB
period 2006-06-30
CET SERVICES INC
filed 2006-08-10
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2006

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from  ________  to  ________.


                         Commission File Number 1-13852

                               CET Services, Inc.
       (Exact name of small business issuer as specified in its charter)

            California                                  33-0285964
(State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                            No.)


                  12503 E Euclid Dr #30, Centennial, CO     80111
               (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (720) 875-9115

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

As of July 20, 2006, 5,554,489 shares of common stock, no par value per share, were outstanding.



                                   PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                               CET SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30, 2006  December 31,
                                                   (unaudited)      2005
                                                  -------------  ------------
ASSETS
   Cash ......................................     $   377,083   $   392,470
   Restricted cash ...........................          43,119        43,119
   Accounts receivable .......................          47,386        69,757
   Real estate inventories ...................       4,390,096     5,016,997
   Prepaid expenses ..........................          49,799        30,454
   Equipment and improvements - net ..........           3,750         4,541
   Deposits ..................................           3,024         3,024
   Investment in LLC .........................         280,330       263,367
                                                   -----------   -----------
TOTAL ASSETS                                       $ 5,194,587   $ 5,823,729
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable .........................     $    66,042   $   118,471
    Accrued expenses .........................          36,651        57,037
    Accrued construction expense .............            -           25,207
    Retainage payable ........................            -            5,356
    Construction loan ........................            -          652,322
    Notes payable ............................       1,409,495     1,259,153
                                                   -----------   -----------
TOTAL LIABILITIES                                    1,512,188     2,117,546

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock (no par value) - authorized
     20,000,000 shares; 5,554,489 shares
     issued and outstanding ..................       8,331,007     8,331,007
    Paid-in capital ..........................         104,786       104,786
    Accumulated deficit ......................      (4,753,394)   (4,729,610)
                                                   -----------   -----------
Total stockholders' equity                           3,682,399     3,706,183
                                                   -----------   -----------
                                                   $ 5,194,587   $ 5,823,729
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                    June 30,       June 30,
                                                      2006           2005
                                                   -----------   -----------

REVENUE .......................................    $   900,689   $   701,095

COST OF REVENUE:
    Direct ....................................        743,396       618,328
    Indirect ..................................           -           13,895
                                                   -----------   -----------
                                                       743,396       632,223
                                                   -----------   -----------
        Gross profit ..........................        157,293        68,872
                                                   -----------   -----------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES             148,966       167,042
                                                   -----------   -----------
        Operating profit (loss) ...............          8,327       (98,170)
                                                   -----------   -----------

OTHER INCOME (EXPENSE):
    Gain on sale of equipment .................           -              305
    Interest expense ..........................           (218)       (7,916)
    Other (expense) income, net ...............           -              263
                                                   -----------   -----------
                                                          (218)       (7,348)
                                                   -----------   -----------
NET INCOME (LOSS) .............................    $     8,109   $  (105,518)
                                                   ===========   ===========
Earnings (Loss) per common share - basic ......    $      0.00   $     (0.02)
                                                   ===========   ===========
Weighted average number of common shares
    outstanding ...............................      5,554,489     5,554,489
                                                   ===========   ===========

Earnings (Loss) per common share - diluted ....    $      0.00   $     (0.02)
                                                   ===========   ===========
Weighted average number of common shares
    outstanding ...............................      5,626,989     5,626,989
                                                   ===========   ===========



The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Six Months Ended
                                                    June 30,       June 30,
                                                      2006           2005
                                                   -----------   -----------

REVENUE .......................................    $ 2,172,092   $   839,132

COST OF REVENUE:
    Direct ....................................      1,925,537       744,084
    Indirect ..................................           -           18,908
                                                   -----------   -----------
                                                     1,925,537       762,992
                                                   -----------   -----------
        Gross profit ..........................        246,555        76,140
                                                   -----------   -----------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ....        312,840       319,507
                                                   -----------   -----------
        Operating loss ........................        (66,285)     (243,367)
                                                   -----------   -----------

OTHER INCOME (EXPENSE):
    Gain on sale of equipment .................           -              405
    Gain on elimination of payables ...........         43,936        31,358
    Interest expense ..........................           (635)      (10,271)
    Other (expense) income ....................           (800)          704
                                                   -----------   -----------
                                                        42,501        22,196
                                                   -----------   -----------
NET LOSS ......................................    $   (23,784)  $  (221,171)
                                                   ===========   ===========
Loss per common share - basic and diluted .....    $     (0.00)  $     (0.04)
                                                   ===========   ===========
Weighted average number of common shares
    outstanding ...............................      5,554,489     5,554,489
                                                   ===========   ===========







The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                    June 30,       June 30,
                                                      2006           2005
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................   $   (23,784)  $  (221,171)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization .............           791         3,745
     Gain on disposal of equipment .............          -             (405)
     Gain on elimination of payables ...........       (43,936)      (31,358)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable .........        22,371        26,348
       (Increase) decrease in prepaid expenses..       (19,345)        7,208
       Decrease in deposits and other assets ...          -            5,245
       Decrease (increase) in real estate
         inventories ...........................       626,901    (2,492,422)
       (Decrease) increase in accounts payable..        (8,493)          410
       (Decrease) increase in retainage payable.        (5,356)       97,326
       Decrease in accrued construction expense.       (25,207)      (36,770)
       Decrease in accrued expenses ............       (20,386)      (22,094)
                                                   -----------   -----------
          Net cash provided by (used in)
            operating activities ...............       503,556    (2,663,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC ............................       (16,963)     (131,710)
  Purchases of vehicles and office equipment ...          -           (5,064)
  Proceeds from sales of equipment .............          -            5,390
                                                   -----------   -----------
          Net cash used in investing activities.       (16,963)     (131,384)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash ..................          -           91,750
  (Payments on) proceeds from construction loan.      (652,322)    1,358,866
  Payments on notes payable ....................      (300,658)         -
  Proceeds from notes payable ..................       451,000       630,146
                                                   -----------   -----------
          Net cash (used in) provided by
            financing activities ...............      (501,980)    2,080,762
                                                   -----------   -----------
DECREASE IN CASH                                       (15,387)     (714,560)
CASH AT BEGINNING OF PERIOD                            392,470     1,044,894
                                                   -----------   -----------
CASH AT END OF PERIOD                              $   377,083   $   330,334
                                                   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2006

Note 1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2. Earnings Per Share. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2006 and 2005, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period For the six months ended June 30 2006 and 2005 and for the three months ended June 30, 2005 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive. For the three months ended June 30, 2006 basic and diluted earnings per share were less than $0.01.

Note 3. Stock-Based Compensation. During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced` Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Through March 1, 2005, the Company had an incentive stock option plan ("the Plan") which is more fully described in the Company's Form 10-KSB for the year-ended December 31, 2005. No options have been granted under the Plan subsequent to its termination on March 1, 2005.

At June 30, 2006, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $.4375 per share. 71,500 options are exercisable at June 30, 2006 and 1,000 will vest on December 4, 2006. Based on a Black-Scholes options pricing model utilizing the following weighted average assumptions for grants in 2000 and 2002; no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years; the fair value and the intrinsic value of options outstanding and vesting during the six months ended June 30, 2006 is not significant, therefore, the adoption of SFAS 123R did not have a material impact on the consolidated financial position, results of operations and cash flows. Proforma net loss and proforma net loss per share for the six months ended June 30, 2005 are not materially different from reported amounts.

Note 4.  Segment Information.  The Company operates in two business segments
- water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

Three months ended:    Residential  Water/wastewater
June 30, 2006          Housing      Services          Corporate    Total
-------------------    ---------------------------------------------------
 Revenues                $  828         $  73          $   -       $  901
 Net income (loss)       $  154         $   4          $(150)      $    8
 Depreciation and
  amortization           $    -         $   -          $   -       $    -
 Segment assets          $ 4,670        $  47          $ 478       $5,195

Three months ended:
June 30, 2005
-------------------    ---------------------------------------------------
 Revenues                $   513        $ 188          $   -       $   701
 Net income (loss)       $    35        $  35          $(175)      $  (105)
 Depreciation and
  amortization           $     -        $   1          $   1       $     2
 Segment assets          $ 6,775        $  66          $ 478       $ 7,319

Six months ended:      Residential  Water/wastewater
June 30, 2006          Housing      Services          Corporate    Total
-------------------    ----------------------------------------------------
 Revenues                $ 2,010        $ 162          $   -       $ 2,172
 Net income (loss)       $   239        $   8          $(271)      $   (24)
 Depreciation and
  amortization           $     -        $   -          $   1       $     1
 Segment assets          $ 4,670        $  47          $ 478       $ 5,195

Six months ended:
June 30, 2005
-------------------    ----------------------------------------------------
 Revenues                $   513        $ 326          $   -       $   839
 Net income (loss)       $     6        $  74          $(301)      $  (221)
 Depreciation and
  amortization           $     -        $   1          $   3       $     4
 Segment assets          $ 6,775        $  66          $ 478       $ 7,319


Note 5. Restricted Cash. Short term letters of credit in the amount of approximately $43,000 are being used in lieu of bonds to satisfy the City of Westminster's requirements for infrastructure construction coverage. Cash of approximately $43,000 is being held on a restricted basis in a money market account to support these letters of credit issued by the lender.

Note 6. Real Estate Inventories. Real estate inventories consist of the following (in thousands):

                                      June 30, 2006     December 31, 2005
    Townhomes under construction
      and finished units                 $1,143              $2,001
    Land under development                3,247               3,016
                                         ------              ------
                                         $4,390              $5,017
                                         ======              ======

Note 7. Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the six months ended June 30, 2006. As of June 30 2006, the Company has invested approximately $280,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the six months ended June 30, 2006. This property is currently listed for sale with a local real estate broker.

Note 8. Construction Loan. In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan was repaid in full on April 13, 2006.

Note 9. Notes Payable. In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and the remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note is for a term of one year bearing interest at the rate of prime plus 0.75% with monthly interest-only payments (9.0% at June 30, 2006). The principal is due at maturity and the loan is collateralized by a first deed of trust on the property.

In May 2005, the Company, with $100,000 from the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75% with monthly interest-only payments (9.0% at June 30, 2006). The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan is due and payable on January 11, 2007, bears interest at the rate of prime plus 0.75%, with monthly interest-only payments (9.0% at June 30, 2006). The principal is due at maturity, and the loan is collateralized by a first deed of trust on the property.

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

Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency
(EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have they resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration, which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at June 30, 2006 relating to this matter as management believes any material adverse effect on the Company's financial position of results of operations is remote. If the Company does not prevail in its defense of this dispute, it could have a material adverse effect on the Company's financial position, results of operations, and liquidity.

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

Results of Operations
Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005

     Revenue. Revenues for the second quarter of 2006 were $900,689, up from the $701,095 reported for the year-earlier period. The sale of townhomes and the sale of a recently purchased industrial building accounted for 92% of revenues in the current period, and the remaining 8% of revenue arose from water services activity. In the second quarter of the prior year, housing unit sales accounted for 73% of revenue and water services activity 27%.

     Cost of Revenue. Cost of revenue for the June 2006 period was $743,396, up from the $632,223 recorded in the second quarter of 2005, reflecting the costs associated with the townhomes and the industrial building.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $148,966, down 11% from the year-earlier comparable of $167,042, largely reflecting lower costs such as rent, insurance, and depreciation.

     Other Expense. Other expense of $218 was incurred in the second quarter of 2006 as compared to other expense of $7,348 in the respective period of 2005 which reflected interest expense.

     Net Income (Loss). For the June 2006 quarter, net income of $8,109, or $0.00 a share, was recorded, compared to the net loss of ($105,518), or ($0.02) a share, in the second quarter of 2005. The results were bolstered by the purchase and immediate sale of the industrial building.

Results of Operations
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

     Revenue. Revenues were $2,172,092, up from the $839,132 reported for the year-earlier period. The increase for the current period is largely the result of an increase of closings on housing units at the Westminster development project and the sale of two industrial buildings. Water services activity accounted for revenue of 7% and 39% in the respective periods.

     Cost of Revenue. Cost of revenue was $1,925,537, up from the $762,992 recorded in 2005, reflecting increased activity on development sites and the costs associated with the sale of two industrial buildings.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $312,840, down slightly from $319,507 in the first half of 2005, reflecting lower rent, insurance, and depreciation.

     Other Income. Other income was $42,501 in 2006 and $22,196 in 2005 reflecting gains on the elimination of payables incurred in 2000.

     Net Loss. A net loss of $23,784, or $0.00 a share was incurred during the six months ended June 30, 2006, compared to the net loss of $221,171, or $0.04 a share in the first six months of 2005. The sale of the industrial building, a reduction in Selling, General and Administrative costs, and an increase in Other Income resulted in a lower net loss for the first half of 2006.

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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At June 30, 2006, the Company had capitalized $2.0 million of costs related to permits, architectural designs, and land acquisitions and building. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of June 30, 2006, all 23 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note 8 - Construction Loan) in the amount of approximately $2.9 million, which was paid in full on April 13, 2006. Building activity began during the fourth quarter of 2004 and as of June 30, 2006 the Company has sold 19 of the 27 units.

     In addition the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of approximately $471,000 (see
Note 9 - Notes Payable). The Company currently has this property listed for sale with a local real estate broker.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 9 - Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through June 30, 2006, the Company has invested approximately $280,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note 9 - Notes Payable) and completed the purchase of both buildings and the sale of the industrial building. The Company has begun the rehabilitation of the retail/office building and has listed the property for sale with a local real estate broker.

Contractual Obligations

                                      Payments Due By Period
                                 -------------------------------------
     Contractual                                Less Than
     Obligations                   Total         1 Year      1-3 Years
     -----------                 ----------     ----------   ---------

     Operating Leases            $   85,596     $   38,218    $47,378
     Notes Payable                1,409,495      1,409,495       -
                                 ----------     ----------    -------
        Total                    $1,495,091     $1,447,713    $47,378
                                 ==========     ==========    =======

ITEM 3.  CONTROLS AND PROCEDURES

     As of June 30, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                       CET SERVICES, INC.


Dated:  August 10, 2006                By: /s/ Steven H. Davis
                                          Steven H. Davis, President and
                                          Chief Executive Officer

                                       By: /s/ Dale W. Bleck
                                          Dale W. Bleck, Chief Financial
                                          Officer

                                     13