Form 10KSB
period 2006-12-31
CET SERVICES INC
filed 2007-03-09
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Fiscal Year Ended:  December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________
      Commission File No. 1-13852

                             CET SERVICES, INC.
             (Name of Small Business Issuer in its Charter)

            California                                33-0285964
  (State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)

12503 E. Euclid Dr. #30, Centennial, Colorado            80111
(Address of Principal Executive Offices)               (Zip code)

Issuer's telephone number:  (720) 875-9115

Securities registered pursuant to Section 12(b) of the Act:

Title of single class:          Name of exchange on which registered:
----------------------          -------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $2,980,970

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 14, 2007, the aggregate market value of the Company's common stock held by non-affiliates was approximately $1,208,806.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 14, 2007, 5,554,489 shares of common stock were outstanding.

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



                                   PART I

Item 1.  Description of Business.

The Company

     Incorporated in February 1988 pursuant to the laws of the State of California, CET Services, Inc. (the "Company" or "CET") for more than a decade was engaged in environmental consulting, engineering, remediation, and related construction activities. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency ("EPA"). However, in August, 1999, the EPA issued a notice of suspension, alleging that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company has denied all allegations of wrongdoing in its relations with the EPA and has cooperated in full with the ongoing investigation. (See Item
3. Legal Proceedings and Note J-Legal to the Consolidated Financial
Statements.)

     An Administrative Agreement with EPA allowed the lifting of the suspension in November, 1999. However, EPA revenues under the then-existing contract never recovered to prior levels. The EPA exercised the third year option of the contract in January 2000, and was empowered to issue delivery orders for up to $42 million in value; actual EPA revenues for 2000 were $13.1 million. The fourth and final option year was exercised in January 2001, with an empowered value of $44 million; actual EPA revenues in 2001 were $12.3 million. In addition, revenue generation from other federal agencies also failed to recover to pre-1999 levels.

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

     In addition, after careful review of the potential business available and the highly competitive bidding practices being encountered, the Company decided to not seek additional contracts in the water/wastewater treatment and services market. While an ongoing contract in this area may generate $20,000 or more per month in revenue through 2007, the Company's main focus is property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

     On February 16, 2007, the Company entered into an Agreement and Plan of Merger by and among the Company, Interactive Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company, Zoi Interactive Technologies, Inc. ("ZOI"), and CET Services of Nevada, Inc., a Nevada Corporation (the "Merger Agreement").

     Under the terms of the Merger Agreement, a newly-formed subsidiary of CET will merge into ZOI, ZOI will become a wholly-owned subsidiary of CET, and the shareholders of ZOI will receive shares of CET common stock in exchange for their ZOI shares ("Merger"). The Merger Agreement further provides that CET will issue to the shareholders of ZOI a total of 34,899,000 shares of CET common stock and will assume all of ZOI's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock.

     In connection with the execution of the Merger Agreement, CET entered into a Stock Repurchase Agreement to purchase from Steven H. Davis, CET's Chief Executive Officer, 1,000,000 outstanding shares of CET common stock held by Mr. Davis. CET would pay for the shares by transferring certain real estate properties to Mr. Davis.

     If the repurchase of shares from Mr. Davis is completed, CET's shareholders will hold approximately 4.55 million shares in the combined entity. CET and ZOI anticipate that CET will consummate a reverse stock split in connection with the Merger, which will proportionately adjust the CET share numbers provided herein.

     Subject to certain conditions, the Merger Agreement provides that CET will change its jurisdiction of incorporation from California to Nevada. In addition, the directors and officers of the combined company will be designated by ZOI, and the companies anticipate that these individuals will consist of the officers and directors ZOI immediately before the Merger. The transaction has been approved by the Boards of both companies. The closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction of customary conditions, including approval by the stockholders of both companies and holders of no more than 5% of the outstanding shares of CET common stock having exercised dissenters' right with respect to their shares by virtue of the Merger. Absent unforeseen delays, the transaction is expected to close during the second quarter of 2007.

     Headquartered in Nashville, Tennessee, ZOI is a development-stage company that designs and implements interactive, web-based content, supported by advertising and end-user revenues. ZOI's patent-pending R.E.A.C.T. platform provides a venue for advertisers to engage active internet users over long periods of time through various applications including interactive games and lifestyle enhancement programs. R.E.A.C.T. helps advertisers offset the declining impact of traditional advertising media by developing enhanced relationships with a wide range of potential customers in a highly-controlled and traceable environment. Upon completion of the merger, the Company expects to wind-down its real estate operations and focus on ZOI's interactive, web-based business.

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

     The Company has substantially completed a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the development agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and is providing other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2006, the Company had capitalized costs of $557,000 representing the remaining four unsold units.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is complete; and as of December 31, 2006, all units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan (see Note D - Construction Loan to the Consolidated Financial Statements) in the amount of approximately $2.9 million. As of December 31, 2006, the Company has sold 23 of the units.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,200 square feet, as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and received $100,000 under the development agreement (see Note E - Notes Payable to the Consolidated Financial Statements). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.

     In addition, the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of $471,495 (see Note E- Notes Payable to the Consolidated Financial Statements). The Company has this property listed for sale with a local real estate broker.

     In January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There have been no management fees in connection therewith during the period. Through December 31, 2006, the Company has invested approximately $280,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note E - Notes Payable to the Consolidated Financial Statements) and completed the purchase of both buildings and the sale of the industrial building. The Company has completed the rehabilitation of the retail/office building and has listed the property for sale with a local real estate broker.

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

Bonding Requirements

     Commercial remediation projects, as well as federal, state, and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed, and payment bonds guarantee that vendors will be paid for equipment and other purchases. A bond typically costs between 1% and 3% of the project costs, and contractors without adequate bonding may be ineligible to bid or negotiate on many projects. No pay-ments have been made on behalf of the Company under a performance or payment bond. However, as result of the Company's financial status, it has experienced difficulty in obtaining bonding.

Employees

     As of December 31, 2006, the Company had three full-time employees who are the Company's officers. The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

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

Item 2.  Description of Property.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,100. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

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

     Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal.
Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA (see Note - J Legal to the Consolidated Financial Statements). No loss provision has been made at December 31, 2006, relating to this matter, as management believes that any material adverse effect on the Company's financial position or results of operations is remote.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2006.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) Principal Market or Markets. Since July 18, 1995, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "ENV". The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the AMEX for the periods indicated:

              Quarter Ended           High     Low
           ------------------         ----    -----
           March 31, 2005            $0.68    $0.38
           June 30, 2005              0.50     0.36
           September 30, 2005         0.49     0.26
           December 31, 2005          0.51     0.25
           March 31, 2006             0.52     0.30
           June 30, 2006              1.20     0.26
           September 30, 2006         0.89     0.65
           December 31, 2006          0.85     0.30

     (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at February 14, 2007 was 35. This does not include approximately 740 shareholders that hold their shares in street name.

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

General

     The Company's primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. After experiencing sharply declining revenues as it withdrew from its historic environmental and water services activities, the Company experienced a slower pace of sales of residential housing units at its Westminster development project during 2006. Ongoing water-related services continued to decline in 2006 and accounted for approximately 11% of revenues during the year ended December 31, 2006. The Company's headquarters and administrative offices are in Centennial, Colorado.

     Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the years ended December 31, 2006 and 2005, we have incurred net losses of $339,000 and $397,000, respectively and at December 31, 2006, we had notes payable of $1,410,000 due in May and June
2007.   The report of The Independent Registered Public Accounting Firm on
the Company's financial statements as of and for the year ended December 31, 2006 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not need to raise further capital for operations and expansion in the near future.

     On February 23, 2007 the Company closed on the sale of two townhomes and has a contract for the sale of a retail/office building, which sale is scheduled to close on April 10, 2007. These closings are expected to generate total proceeds of approximately $1,388,000.

     On February 16, 2007 the Company entered into a Merger Agreement with Zoi Interactive Technologies, Inc. and anticipates the consummation of a reverse merger with Zoi Interactive Technologies, Inc. on April 30, 2007 (see Note M).

Proposed Merger with Zoi Interactive Technologies

     On February 16, 2007, the Company entered into an Agreement and Plan of Merger by and among the Company, Interactive Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company, Zoi Interactive Technologies, Inc. ("ZOI"), and CET Services of Nevada, Inc., a Nevada Corporation (the "Merger Agreement").

     Under the terms of the Merger Agreement, a newly-formed subsidiary of CET will merge into ZOI, ZOI will become a wholly-owned subsidiary of CET, and the shareholders of ZOI will receive shares of CET common stock in exchange for their ZOI shares ("Merger"). The Merger Agreement further provides that CET will issue to the shareholders of ZOI a total of approximately 34,899,000 shares of CET common stock and will assume all of ZOI's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock.

     In connection with the execution of the Merger Agreement, CET entered into a Stock Repurchase Agreement to purchase from Steven H. Davis, CET's Chief Executive Officer, 1,000,000 outstanding shares of CET common stock held by Mr. Davis. CET would pay for the shares by transferring certain real estate properties to Mr. Davis.

     If the repurchase of shares from Mr. Davis is completed, CET's shareholders will hold approximately 4.55 million shares in the combined entity. CET and ZOI anticipate that CET will consummate a reverse stock split in connection with the Merger, which will proportionately adjust the CET share numbers provided herein.

     Subject to certain conditions, the Merger Agreement provides that CET will change its jurisdiction of incorporation from California to Nevada. In addition, the directors and officers of the combined company will be designated by ZOI, and the companies anticipate that these individuals will consist of the officers and directors of ZOI immediately before the Merger. The transaction has been approved by the Boards of both companies. The closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction of customary conditions, including approval by the stockholders of both companies and holders of no more than 5% of the outstanding shares of CET common stock having exercised dissenters' right with respect to their shares by virtue of the Merger. Absent unforeseen delays, the transaction is expected to close during the second quarter of 2007.

     Headquartered in Nashville, Tennessee, ZOI is a development-stage company that designs and implements interactive, web-based content, supported by advertising and end-user revenues. ZOI's patent-pending R.E.A.C.T. platform provides a venue for advertisers to engage active internet users over long periods of time through various applications including interactive games and lifestyle enhancement programs. R.E.A.C.T. helps advertisers offset the declining impact of traditional advertising media by developing enhanced relationships with a wide range of potential customers in a highly-controlled and traceable environment. Upon completion of the merger, the Company expects to wind-down its real estate operations and focus on ZOI's interactive, web-based business.

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

     The Company's valuations of real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell. Estimated sales price is based on appraisals, offers or management estimate.

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

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

                               Percentage
                             Relationship to      Period to
                             Project Revenue       Period
                               Year Ended          Change
                             ----------------     ---------
                                                   2006 vs.
                               2006     2005        2005
                             -------  -------     ---------
Revenue                       100.0%   100.0%        (7.5)%
Costs:
  Direct                       91.3     93.3         (9.5)
  Indirect                      0.0      0.9       (100.0)
                             -------  -------     ---------
Gross profit (loss)             8.7      5.8         38.9

Operating expenses             21.6     19.6          1.9
                             -------  -------     ---------
Operating loss                (12.9)   (13.8)        13.7
Other income                    1.5      1.5          6.7
                             -------  -------     ---------
Net loss                      (11.4%)  (12.3%)       14.5
                             -------  -------     ---------

2006 Compared to 2005

    Revenue. Revenues were $2,980,970 in 2006, down from $3,223,072 in 2005. The decrease reflects fewer sales of residential housing units at the Company's development project in Westminster, Colorado. Ongoing water services activity declined by approximately 33% in 2006 and accounted for less than 11% of total revenue.

     Cost of Revenue. Cost of revenue for 2006 was $2,720,312, down from $3,035,433 in the prior year. The decrease reflects the lower sales volume of residential housing units.

     Operating Expenses. Selling General and Administrative costs were $643,350 in 2006, as compared to $631,127 in 2005. The increase reflects severance payments and higher employee benefit costs.

     Other Income (Expense). Other income for 2006 was $43,596 which arose primarily from a $43,936 gain on the elimination of payables incurred in 2000. Other income for 2005 was $46,718, arising primarily from a $31,358 gain on the elimination of payables incurred in 2000 and $17,235 from the recovery of unclaimed funds.

     Net Loss. In 2006 a net loss of $339,096 was incurred as compared to a net loss of $396,770 in 2005. The decrease in the net loss is primarily the result of a higher gross profit from the sale of two industrial buildings.

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

     In connection with the Westminster redevelopment project discussed in
Item 1. Business, the Company, in September 2004, secured a construction loan (see Note D - Construction Loan to the Consolidated Financial Statements) in the amount of approximately $2.9 million, which was paid in full on April 13, 2006. Building activity began during the fourth quarter of 2004, and as of December 31, 2006, the Company has sold 23 of the 27 units.

     In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note E - Notes Payable to the Consolidated Financial Statements) to complete the purchase of a retail/office building and the purchase and sale of an industrial building. The Company has completed the rehabilitation of the retail/office building and has listed the property for sale with a local real estate broker.

     In March 2004, the Company purchased a residential property site in Westminster, Colorado, for $258,000 and financed the purchase with a $161,000 loan from a local lender (see Note E- Notes Payable to the Consolidated Financial Statements). The Company intends to incorporate this parcel into a future redevelopment project. If the Company is unsuccessful in negotiating a redevelopment plan with the City of Westminster, then the Company has the option to sell this property to the City of Westminster.

     With respect to the Aurora project, the Company has completed major remediation at the site aided by a Brownfields Cleanup Revolving Loan Fund Agreement in the amount of $471,495 (see Note E- Notes Payable to the Consolidated Financial Statements). The Company has this property listed for sale with a local real estate broker.

     Capital Commitments. In January 2005, the Company entered into an operating agreement with a newly formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the years ended December 31, 2006 and 2005. As of December 31, 2006, the Company has contributed $280,390 of its required $465,000 contribution. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year-ended December 31, 2006. The Company currently has this property listed for sale with a local real estate broker.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,148. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

Contractual Obligations at December 31, 2006:

                                Payments Due By Period
                     -----------------------------------------
Contractual                                         Less Than
Obligations            Total         1 Year         1-3 Years
-----------          ----------     ----------     -----------
Notes Payable        $1,409,495     $1,409,495       $   -
Operating Leases     $   65,656     $   39,384       $ 26,272
                     ----------     ----------       --------
    Total            $1,475,151     $1,448,879       $ 26,272
                     ==========     ==========       ========

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

Item 7.  Financial Statements.

     See pages F-1 through F-20.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.  Controls and Procedures.

     As of December 31, 2006, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2007.

Item 13.  Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number    Description / Location
-------   ------------------------------------------------------------------

  2.1 Agreement and Plan Of Merger among Zoi Interactive Technologies, Inc., CET Services, Inc., Interactive Acquisition Corporation and CET Services Of Nevada, Inc. dated February 16, 2007 - Incorporated by reference to Exhibit 2.1 to Company's Form 8-K dated February 16, 2007

  3.1 Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement No. 33-91602

  3.2 Bylaws - Incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 Registration Statement No. 33-91602

  3.3     Certificate of Amendment of Articles of Incorporation -
          Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

 10.1     Incentive Stock Option Plan - Incorporated by reference to
          Exhibit 10.1 to the Company's Form SB-2 Registration Statement No. 33-91602.

 10.2 Form of Incentive Stock Option Agreement - Incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 Registration Statement No. 33-91602.

 10.4 Administrative Agreement between United States Environmental Protection Agency and the Registrant - Incorporated by reference to Exhibit 10.1 to Company's Form 10-Q for the nine months ended September 30, 1999.

 10.5 Development Agreement with the City of Westminster, CO. - Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

 10.6 Stock Repurchase Agreement with Steven H. Davis dated February 16, 2007 - Filed herewith electronically.

 21       Subsidiaries of the Registrant - Filed herewith electronically.

 23.1     Consent of GHP Horwath, P.C. - Filed herewith electronically.

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

 32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 - Filed herewith electronically

 32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 - Filed herewith electronically.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CET SERVICES, INC.



Dated:  March 9, 2007                By: /s/ Steven H. Davis
                                         Steven H. Davis
                                         President and Chief Executive
                                         Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

       Signature                    Capacity                    Date

/s/ Steven H. Davis          President,                     March 9, 2007
Steven H. Davis              Chief Executive Officer,
                             and Director


/s/ Craig C. Barto           Director                       March 9, 2007
Craig C. Barto


/s/ John D. Hendrick         Director                       March 9, 2007
John D. Hendrick


/s/ George Pratt             Director                       March 9, 2007
George Pratt


/s/ Dale W. Bleck            Chief Financial Officer        March 9, 2007
Dale W. Bleck






                             CET SERVICES, INC.

                     FINANCIAL STATEMENTS AND REPORTS OF
                       INDEPENDENT REGISTERED PUBLIC
                             ACCOUNTING FIRMS


                       December 31, 2006 and 2005


                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm .............   F-2

Consolidated Balance Sheet - December 31, 2006 ......................   F-3

Consolidated Statements of Operations - Years Ended December 31,
2005 and 2006 .......................................................   F-4

Consolidated Statements of Stockholders' Equity - Years Ended
December 31, 2005 and 2006 ..........................................   F-5

Consolidated Statements of Cash Flows - Years Ended December 31,
2005 and 2006 .......................................................   F-6

Notes to Consolidated Financial Statements ..........................   F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
CET Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CET Services, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CET Services, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $339,000 and $397,000 during the years ended December 31, 2006 and 2005, respectively, and at December 31, 2006 has notes payable of $1,410,000 due in May and June 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GHP Horwath, P.C.

GHP HORWATH, P.C.

Denver, Colorado
January 26, 2007, except for Notes A and M as to which the date is February 23, 2007

                            CET SERVICES, INC.

                        CONSOLIDATED BALANCE SHEET


                                                      December 31,
                                                         2006
                                                      ------------
ASSETS
  Cash                                                $  396,362
  Accounts receivable                                     47,633
  Real estate inventories                              4,181,059
  Prepaid expenses                                        31,519
  Equipment and improvements - net                         3,034
  Deposits                                                 3,024
  Investment in LLC                                      280,390
                                                      ----------
TOTAL ASSETS                                          $4,943,021
                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                    $  109,558
  Accrued expenses                                        56,881
  Notes payable                                        1,409,495
                                                      ----------
TOTAL LIABILITIES                                      1,575,934

COMMITMENTS AND CONTINGENCIES                               -

STOCKHOLDERS' EQUITY:
  Preferred stock (no par value) - authorized
   5,000,000 shares; no shares issued and
   outstanding
  Common stock (no par value) - authorized
   20,000,000 shares; 5,554,489 shares issued
   and outstanding                                     8,331,007
  Paid-in capital                                        104,786
  Accumulated deficit                                 (5,068,706)
                                                      ----------
     Total stockholders' equity                        3,367,087
                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,943,021
                                                      ==========

The accompanying notes are an integral part of this statement.

                            CET SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                               2006           2005
                                            ----------     ----------

REVENUE                                     $2,980,970     $3,223,072

COST OF REVENUE:
  Direct                                     2,720,312      3,005,548
  Indirect                                        -            29,885
                                            ----------     ----------
                                             2,720,312      3,035,433
                                            ----------     ----------
     Gross profit                              260,658        187,639
                                            ----------     ----------

OPERATING EXPENSES:
  Selling, general and administrative
   expenses                                    643,350        631,127
                                            ----------     ----------
     Operating loss                           (382,692)      (443,488)
                                            ----------     ----------
OTHER INCOME (EXPENSE):
  Interest (expense) income, net                (1,276)        (2,295)
  Gain on elimination of payables               43,936         31,358
  Other income (expense), net                      936         17,655
                                            ----------     ----------
                                                43,596         46,718
                                            ----------     ----------
NET LOSS                                    $ (339,096)    $ (396,770)
                                            ==========     ==========
Basic and diluted loss per common share     $    (0.06)    $    (0.07)
                                            ==========     ==========

Weighted average number of common shares,
basic and diluted                            5,554,489      5,554,489
                                            ==========     ==========











The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Years Ended December 31, 2006 and 2005




                          Common stock                                     Total
                     ----------------------   Paid-in    Accumulated    stockholders'
                       Shares      Amount     capital      deficit         equity
                     ---------   ----------   --------   -----------    -------------
Balance at
 January 1, 2005     5,554,489   $8,331,007   $104,786   $(4,332,840)   $4,102,953

Net loss for the
 year                                                       (396,770)     (396,770)
                     ---------   ----------   --------   -----------    ----------
Balance at
 December 31, 2005   5,554,489   $8,331,007   $104,786   $(4,729,610)   $3,706,183

Net loss for the
 year                                                       (339,096)     (339,096)
                     ---------   ----------   --------   -----------    ----------
Balance at
 December 31, 2006   5,554,489   $8,331,007   $104,786   $(5,068,706)   $3,367,087
                     =========   ==========   ========   ===========    ==========





















The accompanying notes are an integral part of these statements.

                             CET SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,
                                                    2006           2005
                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $ (339,096)   $  (396,770)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                       1,432          5,526
   (Gain) loss on disposal of equipment                (425)           284
   Gain on elimination of payables                  (43,936)       (31,358)
   Changes in operating assets and liabilities:
    Decrease in accounts receivable                  22,124         21,856
    Decrease in accrued construction expense        (25,207)      (245,989)
    (Increase) decrease in prepaid expenses          (1,065)        22,035
    Decrease in deposits                               -             5,245
    Decrease (increase) in real estate inventories  835,938       (866,335)
    Increase (decrease) in accounts payable          35,023        (35,565)
    Decrease in retainage payable                    (5,356)       (23,255)
    Decrease in accrued expenses                       (156)        (7,261)
                                                 ----------    -----------
       Net cash provided by  (used in)
        operating activities                        479,276     (1,551,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in LLC                                  (17,023)      (263,367)
 Purchase of equipment                                 -            (5,064)
 Proceeds from sale of equipment                        500          5,578
                                                 ----------    -----------
       Net cash used in investing activities        (16,523)      (262,853)
                                                 ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in restricted cash                         43,119        141,545
 Payments on notes payable                         (543,658)        (6,842)
 Proceeds from notes payable                        694,000        633,500
 (Payments on) proceeds from construction loan     (652,322)       393,813
                                                 ----------    -----------
       Net cash (used in) provided by
        financing activities                       (458,861)     1,162,016
                                                 ----------    -----------
Increase (decrease) in cash                           3,892       (652,424)
                                                 ----------    -----------
Cash at beginning of year                           392,470      1,044,894
                                                 ----------    -----------
Cash at end of year                              $  396,362    $   392,470
                                                 ==========    ===========




                                  (continued)

                               CET SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                  Years ended December 31,
                                                    2006           2005
                                                 ----------    -----------

Supplemental disclosures of cash flow
 information:
   Cash paid during the year
    Interest (including $70,616 in 2006
     and $23,502 in 2005 capitalized to real
     estate inventories)                         $   85,681     $ 20,559
                                                 ==========     ========

































The accompanying notes are an integral part of these statements.

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF COMPANY, GOING CONCERN AND MANAGEMENT PLANS

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

Going concern and management's plans

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $339,000 and $397,000 during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Company has notes of approximately $1,410,000 payable in May and June 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern. The following paragraph describes management's plans with regard to these conditions.

     On February 23, 2007 the Company closed on the sale of two townhomes and has a contract for the sale of a retail/office building, which sale is scheduled to close on April 10, 2007. These closings are expected to generate total proceeds of approximately $1,388,000.

     On February 16, 2007 the Company entered into a Merger Agreement with Zoi Interactive Technologies, Inc. and anticipates the consummation of a reverse merger with Zoi Interactive Technologies, Inc. on April 30, 2007 (see Note M).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                    GENERAL

Consolidation

     The consolidated financial statements include the accounts of CET Services, Inc., and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

     For purposes of the statement of cash flows, the Company considers all highly liquid cash investments with an original maturity of three months or less to be cash.

Equipment and Improvements

     Equipment and improvements consist primarily of office equipment, furniture and fixtures and are recorded at cost. Depreciation is provided on a straight-line method over their estimated useful lives, generally five years. At December 31, 2006, accumulated depreciation was approximately $25,000.

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

     The fair values of cash accounts, accounts receivable and accounts payable approximate their carrying amounts due to their short-term maturity. The carrying value approximates fair value for notes payable, as the interest rate is a variable market rate.

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

     The Company's residential housing segment has two primary projects, one of which contributed substantially to revenues and cash flow in 2006. Both are expected to provide a significant portion of the Company's revenues and cash flow in the immediate future. If any unforeseen circumstance would interrupt the development and completion of these projects, it would have a material adverse effect on the Company's financial position, results of operations, and liquidity.

Earnings per Share

     The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

     In 2006 and 2005, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the year ended December 31 2006 and 2005 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Stock-Based Compensation

     During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

     At December 31, 2006, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $1.31 per share all of which are exercisable. Based on a Black-Scholes options pricing model utilizing the following weighted average assumptions for grants in 2000 and 2002; no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years; the fair value and the intrinsic value of options outstanding and vesting during the year ended December 31, 2006 is not significant, therefore, the adoption of SFAS 123R did not have a material impact on the consolidated financial position, results of operations and cash flows. Proforma net loss and proforma net loss per share for the year ended December 31, 2005 are not materially different from reported amounts.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.

                           WATER/WASTE WATER SERVICES

Accounts Receivable

     Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. At

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, no allowance for doubtful accounts was determined to be necessary.

Contracts

     As noted in previous reports, the Company has essentially withdrawn from the Water/Waste Water Services business. Service continues to be provided to one customer, Centennial Water District, which accounted for less than 11% of 2006 revenues. Basically, the services are provided under fixed-price contracts where revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

     In the first quarter of 2005, the Company determined that payables incurred in 2000 in connection with the Company's former environmental remediation services business had been legally released. Accordingly, the Company recorded a non-operating gain of approximately $31,358 on the elimination of the payables. In the first quarter of 2006, an additional $43,936 non-operating gain on the elimination of similar payables was recorded.

                             PROPERTY DEVELOPMENT

Real Estate Inventories

     Real estate inventories consist of land and land under development, townhomes under construction, finished lots and a retail/office building. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction and development period. Land and improvement costs are allocated within a project based on relative sales value.

     Real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell. Estimated sales price is based on appraisals, offers and management's estimate. Real estate inventories are assessed for impairment when circumstances warrant such a review. If management determines that impairment has occurred, a loss is recognized based on the difference between assets' carrying values and their estimated fair values. Management believes that no impairment has occurred as of December 31, 2006.

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

NOTE C - REAL ESTATE INVENTORIES

     Real estate inventories at December 31 consist of the following:

                                                       2006

     Townhomes and finished lots                    $1,483,755
     Land and land under development                 2,697,304
                                                    ----------
                                                    $4,181,059
                                                    ==========

NOTE D - CONSTRUCTION LOAN

     In October 2004, the Company secured a $2.93 million construction loan for Sites II and III of its initial redevelopment project in the City of Westminster, Colorado. The loan, which carried an interest rate of prime plus three quarters of one percent (8% at December 31, 2005), was repaid in full on April 13, 2006.

NOTE E - NOTES PAYABLE

     In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note is for a term of one year bearing interest at the rate of prime plus 0.75% (9.0% at December 31, 2006) with monthly interest-only payments. The principal is due at maturity and the loan is collateralized by a first deed of trust on the property. The Company has listed this property for sale with a local real estate broker.

     In May 2005, the Company, supplemented by $100,000 available under a November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes are for a term of two years bearing interest at the rate of prime plus 0.75%, (9% at December 31, 2006) with monthly interest-only payments. The principal is due at maturity, and the notes are collateralized by a first deed of trust on the properties.

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan was repaid on January 9, 2007, and bore interest at the rate of prime plus 0.75%, (9% at December 31, 2006) with monthly interest-only payments.

     In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for $471,495, to finance the remediation of a five-acre site. The Loan is for a period of three years with interest at 2% per annum payable monthly. The Loan is collateralized by a deed of trust on the property. This property is listed for sale with a local real estate broker.

     Total notes payable of $1,409,495 outstanding at December 31, 2006 mature in 2007.

NOTE F - INVESTMENT

     In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the years ended December 31, 2006 and 2005. As of December 31, 2006, the Company has invested approximately $280,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year ended December 31, 2006. This property is currently listed for sale with a local real estate broker.

NOTE G - STOCK OPTIONS

     The Company has adopted an Incentive Stock Option Plan (the Plan) for key personnel. A total of 550,000 shares of the Company's common stock are reserved for issuance pursuant to the exercise of stock options (the Options) which may be granted to full-time employees, including officers and directors who are also employees of the Company. The Plan is administered by the Board of Directors. In addition to determining who will be granted Options, the Board of Directors has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board of Directors may grant Options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (Incentive Stock Options) and may determine when each Option becomes exercisable, the duration of the exercise period for Options, and the form of the instruments evidencing Options granted under the Plan. The Options generally have a term of 10 years when issued and vest over one to five years. The Plan terminated on March 1, 2005 and no additional options may be granted under the Plan.

                            CET SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The maximum aggregate fair market value (determined as of the date of grant) of the shares in to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000. The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100 percent of the fair market value of the Company's common stock on the date of grant. However, any Option granted under the Plan to a person owning more than 10 percent of the Company's common stock shall be at a price of at least 110 percent of such fair market value.

A summary of the status of the Plan follows:

                                                               Weighted
                                                           average exercise
                                              Shares        price per share
                                             ---------     -----------------

Outstanding at January 1, 2005                103,600            $1.10
  Granted                                        -                 -
  Exercised                                      -                 -
  Canceled                                    (31,100)            2.54
                                              -------            -----
Outstanding at December 31, 2005               72,500            $0.48
                                              -------            -----
Total exercisable at December 31, 2005         71,500            $0.48
                                              =======            =====

                                                               Weighted
                                                           average exercise
                                              Shares        price per share
                                             ---------     -----------------

Outstanding at January 1, 2006                 72,500            $0.48
  Granted                                        -                 -
  Exercised                                      -                 -
  Canceled                                       -                 -
                                              -------            -----
Outstanding at December 31, 2006               72,500            $0.48
                                              -------            -----
Total exercisable at December 31, 2006         72,500            $0.48
                                              =======            =====

                            CET SERVICES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information applies to options outstanding at December 31, 2006:



                                    Options Outstanding             Options Exercisable
                           --------------------------------------  ----------------------
                                           Weighted
                                           average      Weighted                 Weighted
                                           remaining    average                  average
                             Number       contractual   exercise     Number      exercise
Range of exercise prices   outstanding   life (years)    price     exercisable    price
------------------------   -----------   ------------   --------   -----------  ---------
Range of exercise prices
$0.20 - $0.50                65,000          3.92        $0.38       65,000       $0.38
$1.30 - $1.95                 7,500          2.44        $1.31        7,500       $1.31
                             ------                                  ------
                             72,500                                  72,500




NOTE H - TAXES ON INCOME

     At December 31, 2006, the Company has net operating loss carry forwards for regular income tax purposes of approximately $5.8 million that expire in various amounts in years 2018 through 2026.

     Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

      Deferred tax assets and liabilities consist of the following at December 31:

                                  2006         2005

     NOL carryforward          2,196,000     2,069,300
     Other                         8,500         7,100
                              ----------    ----------
                               2,204,500     2,076,400
     Valuation reserve        (2,204,500)   (2,076,400)
                              ----------    ----------
                              $     -       $     -
                              ==========    ==========

                            CET SERVICES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31, is as follows:

                                               2006            2005

     Expected income tax benefit at
      statutory rate                         $(115,300)     $(133,300)
     Change in valuation reserve               128,100        149,100
     State taxes                               (12,800)       (15,800)
     Other                                        -              -
                                             ---------      ---------
                                             $    -         $    -
                                             =========      =========

NOTE I - LEASE COMMITMENTS

     The Company is obligated under an operating lease for its facility. The lease expires in August 2008. The lease also provides for payments of taxes and certain common area costs and expenses.

     The following is a summary of the future minimum rent due under the lease at December 31, 2006:

                            Year ending December 31,

                               2007        39,384
                               2008        26,272
                                          -------
                               Total      $65,656
                                          =======

     Total rent expense for the years ended December 31, 2006 and 2005 was $41,606 and $57,245, respectively.

NOTE J - LEGAL

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

                            CET SERVICES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Since early 1998, the Company has been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). While initially broad in scope, the investigation is now focused on labor billing-rates to the EPA beginning in the 1992-1994 period and selected subsequent years. The Company has cooperated fully in all OIG inquiries and will continue to do so when and if required. Independent audits by the Defense Contract Audit Agency (DCAA), subsequent to initiation of the OIG investigation, have not been adverse nor have resulted in claims against the Company. In an effort to resolve the dispute, the Company requested non-binding arbitration which allows for a full discussion of the issues before a neutral party. The OIG rejected this proposal. Subsequently, during the third quarter of 2002, the Company attempted to reach a settlement agreement in order to limit further legal costs. In response to this initiative, OIG has offered to settle the case for $8.7 million based on certain scenarios and imputed costs generated within its offices. The Company strongly disputes and rejects the basis upon which the scenarios were developed and denies any wrongdoing in dealings with the EPA. No loss provision has been made at December 31, 2006, relating to this matter, as management believes that any material adverse effect on the Company's financial position or results of operations is remote.

NOTE K - SEGMENT INFORMATION

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

                            CET SERVICES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                      Water/
                                      Residential     wastewater
December 31, 2006                     Housing         Services       Corporate     Total
-----------------                     -----------     ----------     ---------     -------
Revenue                                 $ 2,660        $  321          $  -        $ 2,981
Segment profit (loss)                       245            15           (599)         (339)
Interest income (expense) net              -              -               (1)           (1)
Depreciation and amortization                             -                1             1
Segment assets                            4,181           -              762          4,943
Expenditures for segment assets            -              -               -            -

December 31, 2005
-----------------
Revenue                                 $ 2,740        $  483          $  -         $ 3,223
Segment profit (loss)                       124            74           (595)          (397)
Interest income (expense) net              -              -                2              2
Depreciation                               -                1              5              6
Segment assets                            5,017           -              807          5,824
Expenditures for segment assets            -              -                5              5





NOTE L - RELATED PARTY TRANSACTIONS

     The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, a Director of the Company, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2006 and 2005, the Company invoiced the Centennial Water & Sanitation District $320,750 and $344,894, respectively, and recorded a profit of $15,303 and $16,102, respectively, under this arrangement.

NOTE M - SUBSEQUENT EVENTS

     On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. ("ZOI"), (the "Merger Agreement") under which CET will issue to the shareholders of ZOI a total of 34,899,000 shares of CET common stock and will assume all of ZOI's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock.

                            CET SERVICES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the execution of the Merger Agreement, CET entered into a Stock Repurchase Agreement to purchase from Steven H. Davis, CET's Chief Executive Officer, 1,000,000 outstanding shares of CET common stock held by Mr. Davis. CET would pay for the shares by transferring certain real estate properties, with a carrying value of approximately $606,000, which approximates its fair value, to Mr. Davis. If the repurchase of shares from Mr. Davis is completed, CET's shareholders will hold approximately 4.55 million shares, or 11.5%, in the combined entity.

     Headquartered in Nashville, Tennessee, ZOI is a development-stage company that designs and implements interactive, web-based content, supported by advertising and end-user revenues. As a result of the Merger Agreement, which is scheduled to close on April 30, 2007, the Company expects to wind-down its real estate operations and focus on Zoi's interactive, web-based business.