Form 10KSB/A
period 2006-12-31
CET SERVICES INC
filed 2007-05-01
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             AMENDMENT NO. 1 TO

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

Documents incorporated by reference:

None









                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held:


       Name           Age       Positions and Offices Held
----------------      ---       ---------------------------

Craig C. Barto        49        Director

Steven H. Davis       53        Chief Executive Officer, President,
                                and Director

George Pratt          74        Director

John D. Hendrick      63        Director

Dale W. Bleck         56        Chief Financial Officer

Ann J. Heckler        57        Secretary

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has an Audit Committee and a Compensation and Nominating Committee

     The Audit Committee presently consists of Craig C. Barto, George Pratt, and John D. Hendrick, each of whom is independent under the standards of the American Stock Exchange currently in effect for the Company. The Audit Committee reviews financial statements and other data prior to release to the public. In addition, the Committee meets with the Company's independent registered public accounting firm in connection with the Company's audit. During 2005, the Audit Committee met four (4) times and during 2006, the Audit Committee met 3 times. The Board of Directors has determined that George Pratt is an audit committee financial expert, and that he is "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The Compensation and Nominating Committee presently consists of Craig C. Barto, George Pratt, and John D. Hendrick. The Compensation and Nominating Committee reviews compensation matters relating to the Executive Officers of the Company and makes recommendations to the Board of Directors. This Committee is also responsible for identifying and reviewing the qualifications of potential nominees for election to the Board of Directors. The Compensation and Nominating Committee met three (3) times during 2005 and three (3) times during 2006.

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

     The Company's executive officers hold office until the next annual meeting of directors of the Company, which currently is scheduled for May 23, 2007. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company.

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

Item 10. Executive Compensation.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the year ended December 31, 2006 by the Company's President and each other executive officer whose compensation exceeded $100,000 during such years.


                       2006 SUMMARY COMPENSATION TABLE



_________________________________________________________________________________________________
                                                                    Change in
                                                                    Pension
                                                                    Value and
                                                                    and Non-
                                                                    qualified
                                                        Non-Equity  Deferred    All
                                                        Incentive   Com-        Other
Name and                                Stock   Option  Plan        sation      Compen-
Principal              Salary    Bonus  Awards  Awards  Compen-     Earnings    sation   Total
Position         Year  ($)       ($)    ($)     ($)     sation ($)  ($)         ($)      ($)
---------------  ----  --------  -----  ------  ------  ----------  ----------  -------  -------
Steven H. Davis  2006  $125,008    0      0       0         0           0       $3,707   $128,715
- CEO                                                                             (1)
Dale W. Bleck    2006  $100,000    0      0       0         0           0       $2,856   $102,856
- CFO                                                                             (1)
__________________________________________________________________________________________________

(1)  Includes Simple IRA contributions by the Company.




     The company has no formal employment agreements with any of its Executive Officers. Each of the executive officers is employed "at will." Steven H. Davis is currently paid a salary of $125,000 per year and Dale W. Bleck is currently paid $100,000 per year.

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

                                   2006 DIRECTOR COMPENSATION

__________________________________________________________________________________________________
                                                            Change
                                                            in Pension
                                                            Value and
                                                            and Non-
                                                            qualified
                                              Non-Equity    Deferred
                Fees                          Incentive     Compen
                Earned or   Stock    Option   Plan          sation        All Other
                Paid in     Awards   Awards   Compen-       Earnings      Compensation   Total
    Name        Cash ($)    ($)      ($)      sation($)     ($)           ($)            ($)
-------------   ---------   ------   ------   -----------   -----------   ------------   --------
Craig Barto      $3,000                                                                   $3,000
George Pratt     $3,000                                                                   $3,000
John Hendrick    $3,000                                                                   $3,000
_________________________________________________________________________________________________




Simple IRA Plan

     On April 1, 2004, the Company established a Simple IRA plan for its employees under which they may defer a portion of their salaries up to allowable limits. The Company will match such deferrals on a dollar-for-dollar basis not to exceed 3% of an employee's compensation or applicable limits.

Stock Option Plans

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

     As of December 31, 2006, options for 52,500 shares were outstanding at prices ranging from $0.20 to $1.31 per share under the Plan.

            2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END



________________________________________________________________________________________________________________
                                                                                                       Equity
                                                                                                       Incentive
                                                                                             Equitu    Plan
                                                                                             Incen-    Awards:
                                                                                             tive      Market
                                                                                             Plan      or
                                                                                             Awards:   Payout
                                                                                             Number    Value of
                                         Equity                                    Market    of        Unearned
                                         Incentive                       Number    Value     Unearned  Shares,
                                         Plan                            of        of        Shares,   Units or
                             Number of   Awards:                         Shares    Shares    Units or  Other
                 Number of   Securities  Number of                       or Units  or Units  Other     Rights
                 Securities  Underlying  Securities                      of Stock  of Stock  Rights    That
                 Underlying  Unexercised Underlying  Option              That      That      That      Have
                 Unexercised Options (#) Unexercised Exercise Option     Have Not  Have Not  Have Not  Not
                 Options (#) Unexer-     Unearned    Price    Expiration Vested    Vested    Vested    Vested
     Name        Exercisable cisable     Options (#) ($)      Date       (#)       ($)       (#)       ($)
---------------  ----------- ----------- ----------- -------- ---------- --------- --------- --------  ---------
Steven H. Davis       O          0           0         0         0           0        0         0         0
- CEO
Dale W. Bleck      7,500         0           0       $1.31    6/8/2009       0        0         0         0
- CFO             25,000         0           0       $0.4375  12/1/2010      0        0         0         0
_______________________________________________________________________________________________________________


                    EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2006, with respect to shares of the Company's common stock that may be issued under equity compensation plans:




____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                          Number of                           available
                          securities         Weighted-        for future
                          to be issued       average          issuance under
                          upon exer-         exercise         equity compen-
                          cise of out-       price of         sation plans
                          standing           outstanding      (excluding
                          options,           options,         securities
                          warrants           warrants         reflected in
                          and rights         and rights       column (a))
Plan category             (a)                (b)              (c)
____________________________________________________________________________

Equity compensation         52,500             $ .54               0
plans approved by
security holders



Equity compensation         20,000             $ .32               0
plans not approved          ------             -----              ---
by security holders

Total                       72,500             $ .48               0
_____________________________________________________________________________


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the number and percentage of shares of the Company's no par value common stock owned beneficially, as of April 16, 2007, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director, Nominee for Director, and Executive Officer of the Company, and by all Directors, Nominees for Director, and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

   Name and Address          Amount and Nature of        Percent
  of Beneficial Owners       Beneficial Ownership        of Class
-----------------------      --------------------        --------

Craig C. Barto                     713,554 (1)             12.8%
2901 Orange Ave.
Long Beach, CA 90807

Steven H. Davis                  1,185,907 (2)             21.4%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

George Pratt                        11,000 (3)              0.2%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

John D. Hendrick                     1,100 (4)               *
62 W. Plaza Drive,
Highlands Ranch, CO 80126

Dale W. Bleck                       32,500 (5)              0.6%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

Ann J. Heckler                      20,000 (5)              0.4%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

All directors, nominees for      1,964,061                 35.4%
director, and executive officers
as a group (6 persons)

Ross C. Gordon                     367,000                  6.6%
234 Michelle Lane
Alamo, CA  94507
__________________

*     Less than 0.1%.

(1) Includes 703,554 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Barto.

(2) Includes 1,185,907 shares held directly.

(3) Includes 1,000 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Pratt.

(4) Includes 1,100 shares held directly by Mr. Hendrick.

(5) Represents shares underlying stock options exercisable within 60 days held by the named person.

Item 12. Certain Relationships and Related Transactions.


The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, who became a Director of the Company in November 2000, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2006, 2005 and 2004, the Company invoiced the Centennial Water & Sanitation District $320,750, $344,894 and $331,149, respectively, under this arrangement.

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

 10.6 Stock Repurchase Agreement with Steven H. Davis dated February 16, 2007 - Previously filed.

 21       Subsidiaries of the Registrant - Previously filed.

 23.1     Consent of GHP Horwath, P.C. - Previously filed.

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

 32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 - Filed herewith electronically

 32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 - Filed herewith electronically.


Item 14.  Principal Accountant Fees and Service.

The following table presents aggregate fees for professional services rendered by GHP Horwath, P.C. for the years ended December 31, 2006 and 2005; for the audit of the Company's annual financial statements and fees billed for other services rendered by GHP Horwath, P.C. during those periods:

                                 2006             2005

     Audit Fees (1)            $46,133          $44,024
     Audit Related Fees                               0
     Tax Fees (2)                5,000            5,000
     All Other Fees                  0                0
                               -------          -------
          Total                $51,133          $49,024

(1) These are fees for professional services for the audits of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) These are fees for the preparation of the Company's federal and state tax returns.

                     Audit Committee Pre-approval Policy

     The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the independent registered public accounting firm provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve the engagement of the Company's independent registered public accounting firm to provide permissible non-audit services. All non-audit services provided by the independent registered public accounting firm in 2005 and 2006 were pre-approved by the Audit Committee.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CET SERVICES, INC.



Dated:  May 1, 2007                  By: /s/ Steven H. Davis
                                         Steven H. Davis
                                         President and Chief Executive
                                         Officer