Form 10QSB
period 2007-03-31
CET SERVICES INC
filed 2007-05-15
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2007

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

As of April 20, 2007, 5,554,489 shares of common stock, no par value per share, were outstanding.



                                   PART I
                            FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                              CET SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2007             2006
                                                  -----------    ------------
                                                  (unaudited)
ASSETS
  Cash                                            $   427,364    $   396,362
  Accounts receivable                                  66,871         47,633
  Real estate inventories                           3,797,985      4,181,059
  Prepaid expenses and other receivables               37,430         31,519
  Equipment and improvements - net                      2,714          3,034
  Deposits                                              3,024          3,024
  Investment in LLC                                   294,965        280,390
                                                  -----------    -----------
TOTAL ASSETS                                      $ 4,630,353    $ 4,943,021
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                $   159,389    $   109,558
  Accrued expenses                                     33,362         56,881
  Notes payable                                     1,248,495      1,409,495
                                                  -----------    -----------
TOTAL LIABILITIES                                   1,441,246      1,575,934
                                                  ===========    ===========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock (no par value) - authorized
   20,000,000 shares; 5,554,489 shares
  issued and outstanding                            8,331,007      8,331,007
Paid-in capital                                       104,786        104,786
Accumulated deficit                                (5,246,686)    (5,068,706)
                                                  -----------    -----------
     Total stockholders' equity                     3,189,107      3,367,087
                                                  -----------    -----------
                                                  $ 4,630,353    $ 4,943,021
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                CET SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Quarter Ended
                                                   March 31,      March 31
                                                     2007           2006
                                                  -----------    -----------

REVENUE                                           $   571,937    $ 1,271,403

COST OF REVENUE:
  Direct                                              561,069      1,182,141
                                                  -----------    -----------
     Gross profit                                      10,868         89,262

SELLING, GENERAL & ADMINISTRATIVE EXPENSES            193,426        163,874
                                                  -----------    -----------
     Operating loss                                  (182,558)       (74,612)
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Gain on elimination of payables                        -            43,936
  Interest income (expense)                             4,053           (418)
  Other income (expense)                                  525           (799)
                                                  -----------    -----------
                                                        4,578         42,719
                                                  -----------    -----------
NET LOSS                                          $  (177,980)   $   (31,893)
                                                  ===========    ===========

Net loss per common share - basic and diluted     $     (0.03)   $     (0.01)
                                                  ===========    ===========

Weighted average number of common shares
  outstanding                                       5,554,489      5,554,489
                                                  ===========    ===========




The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Quarter Ended
                                                   March 31,      March 31
                                                     2007           2006
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (177,980)   $   (31,893)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                         320            396
    Gain on  elimination of payables                     -           (43,936)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable       (19,238)        26,184
     Increase in prepaid expenses and other
       receivables                                     (5,911)        16,172
     Decrease in real estate inventories              383,074        971,786
     Increase in accounts payable                      49,831          3,514
     Increase in retainage payable                       -            14,644
     Decrease in accrued construction expense            -           (25,207)
     Decrease in accrued expenses                     (23,519)       (26,862)
     Net cash provided by operating activities        206,577        904,798
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC                                   (14,575)       (15,227)
                                                  -----------    -----------
     Net cash used in investing activities            (14,575)       (15,227)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on construction loan                          -          (616,656)
  Payments on notes payable                          (161,000)      (300,658)
                                                  -----------    -----------
     Net cash used in financing activities           (161,000)      (917,314)
                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                        31,002        (27,743)

CASH AT BEGINNING OF PERIOD                           396,362        392,470
                                                  -----------    -----------

CASH AT END OF PERIOD                             $   427,364    $   364,727
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007

Note 1.  Basis of Presentation and Proposed Merger.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

     In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three-months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $177,980 for the three-months ended March 31, 2007, and at March 31, 2007 has notes payable of $1,248,495 due in May and June 2007.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Proposed Merger:

     On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. ("Zoi"), (the "Merger Agreement") under which CET agreed to issue to the shareholders of Zoi a total of 34,899,000 shares of CET common stock in exchange for all of the issued and outstanding shares of Zoi, and CET would assume all of ZOI's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock. The closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction of customary conditions, including approval by the stockholders of both companies and holders of no more than 5% of the outstanding shares of CET common stock having exercised dissenters' right with respect to their shares by virtue of the Merger.

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

   Headquartered in Nashville, Tennessee, Zoi is a development-stage company that designs and implements interactive, web-based content, supported by advertising and end-user revenues. As a result of the Merger Agreement, which is scheduled to close on May 31, 2007, the Company expects to wind-down its real estate operations and focus on Zoi's interactive, web-based business.

Note 2.  Earnings Per Share.

     The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

     In 2007 and 2006, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31 2007 and 2006 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3.  Stock-Based Compensation.

     The Company applies the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

     Through March 1, 2005, the Company had an incentive stock option plan ("the Plan") which is more fully described in the Company's form 10-KSB for the year-ended December 31, 2006. The Plan terminated on March 1, 2005, and no additional options may be granted under the Plan.

     At March 31, 2007, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $1.31 per share at December 31, 2006. All options are exercisable at March 31, 2007. Based on a Black-Scholes options pricing model utilizing the following weighted average assumptions for grants in 2000 and 2002; no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years; the fair value and the intrinsic value of options at March 31, 2007 is not significant.

Note 4.  Segment Information.

     The Company operates in two business segments - water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

Three months ended:    Residential   Water/wastewater
March 31, 2007         Housing       Services            Corporate    Total
-------------------    -----------   ----------------    ---------   -------

  Revenues               $  469          $  103            $  -      $   572
  Net income (loss)      $    6          $    5            $(189)    $  (178)
  Segment assets         $4,093          $  -              $ 537     $ 4,630

Three months ended:    Residential   Water/wastewater
March 31, 2006         Housing       Services            Corporate    Total
-------------------    -----------   ----------------    ---------   -------

  Revenues               $1,182          $   89            $   -     $ 1,271
  Net income (loss)      $   85          $    4            $(121)    $   (32)
  Segment assets         $4,045          $  -              $ 752     $ 4,797

Note 5.  Real Estate Inventories.

     Real estate inventories consist of the following (in thousands):

                                         March 31, 2007   December 31, 2006
                                         --------------   -----------------

Townhomes, buildings and finished lots       $1,101             $1,484
Land and land under development               2,697              2,697
                                             ------             ------
                                             $3,798             $4,181
                                             ======             ======

Note 6.   Investment.

     In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three months ended March 31, 2007. As of March 31 2007, the Company has invested approximately $295,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2007. This property is currently listed for sale with a local real estate broker.

Note 7.  Notes Payable.

     In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and the remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note was for a term of one year bearing interest at prime plus 0.75% with monthly interest-only payments (9.0% at March 31, 2007). The principal was due at maturity and the loan was collateralized by a first deed of trust on the property. This note was paid in full on April 10, 2007, upon the sale of the property.

     In May 2005, the Company, supplemented by $100,000 available under the November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes were for a term of two years bearing interest at prime plus 0.75%, (9% at March 31, 2007) with monthly interest-only payments. The principal was due at maturity, and the notes were collateralized by a first deed of trust on the properties. The notes were paid in full on May 2, 2007.

    In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan was repaid on January 9, 2007 and bore interest at the rate of prime plus 0.75% (9% at December 31, 2006) with monthly interest-only payments.

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

Note 8.  Legal.

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

     Since early 1998, the Company had been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). The Company has cooperated fully in all OIG inquiries. On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.

Note 9.  Recent Accounting Pronouncements.

     The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

     The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the quarter.

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

Results of Operations

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

     Revenue. Revenues for the first quarter of 2007 were $571,937, down from the $1,271,403 reported for the year-earlier period. The sale of housing units accounted for 82% of revenues in the current period, and the remaining 18% of revenue arose from water services activity. In the first quarter of the prior year, the sale of an industrial building and the sale of housing units accounted for 93% of revenues. The decrease in sales activity was due to a decrease in units available for sale in the first quarter of 2007 as compared to the first quarter of 2006.

     Cost of Revenue. Cost of revenue for the March 2007 period was $561,069, down from the $1,182,141 recorded in the first quarter of 2006, reflecting the decrease in the number of housing units sold.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $193,426, up from the year-earlier comparable of $163,874, largely as a result of additional legal and accounting fees associated with the proposed reverse merger.

     Other Income (Expense). Other income of $4,578 was recorded in the first quarter of 2007 as compared to other income of $42,719 in the respective period of 2006. A gain of $43,936 in the first quarter of 2006 was realized from the elimination of payables.

     Net Loss. For the first quarter of 2007, a net loss of $177,980, or $0.03 a share, was incurred, compared to the net loss of $31,893, or $0.01 a share, in the first quarter of 2006. The net loss was primarily due to the decreased number of housing units sold during the quarter.

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

     The Company is currently engaged in a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the Development Agreement, the City of Westminster has provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and provided other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvement along street frontages; and to provide the necessary insurance for the project. At March 31, 2007, the Company had capitalized $810,000 of costs related to permits, architectural designs, and land acquisitions and building. The Company recorded the $901,000 received in 2002 from the City of Westminster as a reduction to the cost of the property acquired.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units is complete and, as of March 31, 2007, all 23 units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan in the amount of approximately $2.9 million, which was paid in full on April 13, 2006. Building activity began during the fourth quarter of 2004 and as of March 31, 2007 the Company has sold 26 of the 27 units.

     In addition the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of approximately $471,000 (see
Note 7 - Notes Payable). The Company currently has this property listed for sale with a local real estate broker.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 7 - Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement.

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through March 31, 2007, the Company has invested approximately $295,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note 7 - Notes Payable) and completed the purchase of both buildings and the sale of the industrial building. The Company completed the rehabilitation of the retail/office building and on April 10, 2007 sold the property and paid the note payable.

     Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the quarter ended March 31, 2007 we incurred a net loss of $177,980 and we had notes payable of $1,248,495 due in May and June 2007. The report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2006 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.

     As noted above, on April 10, 2007 the Company closed on the sale of a retail/office building. On April 19, 2007 the Company closed on the sale of its final townhome. These closings generated total proceeds of approximately $1,260,000 which allowed the Company to pay down its debt by $777,000.

     On February 16, 2007 the Company entered into a Merger Agreement with Zoi Interactive Technologies, Inc. and anticipates the consummation of a reverse merger with Zoi Interactive Technologies, Inc. on May 31, 2007 (see
Note 1 - Proposed Merger).

     Contractual Obligations

                                   Payments Due By Period
     Contractual                         Less Than
     Obligations            Total        1 Year       1-3 Years
     -----------         ----------     ----------    ---------

     Operating Leases        55,148         35,444      19,704
     Notes Payable        1,248,495      1,248,495        -
                         ----------     ----------     -------
         Total           $1,303,643     $1,283,939     $19,704
                         ==========     ==========     =======

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     Since early 1998, the Company had been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). The Company has cooperated fully in all OIG inquiries. On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.

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

                                   CET SERVICES, INC.



Dated:  May 14, 2007               By: /s/ Steven H. Davis
                                       Steven H. Davis, President and
                                       Chief Executive Officer


                                   By: /s/ Dale W. Bleck
                                       Dale W. Bleck, Chief Financial Officer