Form 10QSB
period 2007-06-30
CET SERVICES INC
filed 2007-08-20
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2007, 5,554,489 shares of common stock, no par value per share, were outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CET SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006

ASSETS
Cash	$495,286	$396,362
Accounts receivable	24,834	47,633
Real estate inventories	2,028,612	4,181,059
Prepaid expenses and other receivables	172,544	31,519
Equipment and improvements — net	—	3,034
Deposits	88,114	3,024
Investment in LLC	297,023	280,390

TOTAL ASSETS	$3,106,413	$4,943,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$139,815	$109,558
Accrued expenses	40,257	56,881
Retainage Payable	11,038	—
Notes payable	471,495	1,409,495

TOTAL LIABILITIES	662,605	1,575,934

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock (no par value) — authorized 20,000,000 shares; 5,554,489 shares issued and outstanding	8,331,007	8,331,007
Paid-in capital	104,786	104,786
Accumulated deficit	(5,991,985)	(5,068,706)

Total stockholders’ equity	2,443,808	3,367,087

	$3,106,413	$4,943,021

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006

REVENUE	$1,341,193	$900,689

COST OF REVENUE:
Direct	2,077,866	743,396

Gross (loss) profit	(736,673)	157,293

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	158,801	148,966

Operating (loss) income	(895,474)	8,327

OTHER INCOME (EXPENSE):
Interest income (expense)	2,995	(218)
Other income	147,180	—

	150,175	(218)

NET (LOSS) INCOME	$(745,299)	$8,109

Net loss per common share — basic and diluted	$(0.13)	$0.00

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006

REVENUE	$1,913,130	$2,172,092

COST OF REVENUE	2,638,935	1,925,537

Gross (loss) profit	(725,805)	246,555

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	352,227	312,840

Operating loss	(1,078,032)	(66,285)

OTHER INCOME (EXPENSE):
Gain on elimination of payables	—	43,936
Interest income (expense)	7,048	(635)
Other income (expense)	147,705	(800)

	154,753	42,501

NET LOSS	$(923,279)	$(23,784)

Net loss per common share — basic and diluted	$(0.17)	$(0.00)

Weighted average number of common shares outstanding	5,554,489	5,554,489

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(923,279)	$(23,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	791
Real estate impairment	750,000	—
Non-cash compensation	2,500	—
Gain on elimination of payables	—	(43,936)
Changes in operating assets and liabilities:
Decrease in accounts receivable	22,799	22,371
Increase in prepaid expenses and other receivables	(141,025)	(19,345)
Decrease in real estate inventories	1,402,447	626,901
Increase in deposits and other assets	(85,090)	—
Increase (decrease) in accounts payable	30,257	(8,493)
Increase (decrease) in retainage payable	11,038	(5,356)
Decrease in accrued construction expense	—	(25,207)
Decrease in accrued expenses	(16,624)	(20,386)

Net cash provided by operating activities	1,053,557	503,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in LLC	(16,633)	(16,963)

Net cash used in investing activities	(16,633)	(16,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on construction loan	—	(652,322)
Payments on notes payable	(938,000)	(300,658)
Proceeds from notes payable	—	451,000

Net cash used in financing activities	(938,000)	(501,980)

NET INCREASE (DECREASE) IN CASH	98,924	(15,387)

CASH AT BEGINNING OF PERIOD	396,362	392,470

CASH AT END OF PERIOD	$495,286	$377,083

The accompanying notes are an integral part of these financial statements.

CET SERVICES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Note 1.	Basis of Presentation and Proposed Merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements for the six-months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $923,279, which includes an impairment loss related to its real estate of $750,000, and has notes payable of $471,495 due in June 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Proposed Merger:

On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. The Company also entered into a Stock Repurchase Agreement with Steven H. Davis, CET’s Chief Executive Officer. On July 9, 2007 the Company terminated these Agreements.

Note 2.	Earnings Per Share. The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) requires the presentation of basic earnings per share (“EPS”) and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2007 and 2006, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the six months ended June 30 2007 and 2006 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

Note 3.	Stock-Based Compensation. The Company applies the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Through March 1, 2005, the Company had an incentive stock option plan (“the Plan”) which is more fully described in the Company’s form 10-KSB for the year-ended December 31, 2006. The Plan terminated on March 1, 2005, and no additional options may be granted under the Plan.

At June 30, 2007, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $1.31 per share at December 31, 2006. All options are exercisable at June 30, 2007. Based on a Black-Scholes options pricing model utilizing the following weighted average assumptions for grants in 2000 and 2002; no expected dividends, expected volatility of 183%, risk-free interest rate of 5.0%, and expected lives of 5 years; the fair value and the intrinsic value of options at June 30, 2007 is not significant.

Note 4.	Segment Information and Concentrations. The Company operates in two business segments — water/wastewater services, and residential housing development and construction. All of the Company’s operations and customers are located in Colorado. A summary of the Company’s business segments is shown below (in thousands).

Three months ended:	Residential	Water/wastewater
June 30, 2007	Housing	Services	Corporate	Total

Revenues	$1,256	$85	$—	$1,341

Net income (loss)	$(746)	$4	$(3)	$(745)

Segment assets	$2,324	$—	$782	$3,106

Three months ended:	Residential	Water/wastewater
June 30, 2006	Housing	Services	Corporate	Total

Revenues	$828	$73	$—	$901

Net income (loss)	$154	$4	$(150)	$8

Segment assets	$4,670	$47	$478	$5,195

Six months ended:	Residential	Water/wastewater
June 30, 2007	Housing	Services	Corporate	Total

Revenues	$1,725	$188	$—	$1,913

Net income (loss)	$(740)	$9	$(192)	$(923)

Segment assets	$2,324	$—	$782	$3,106

Six months ended:	Residential	Water/wastewater
June 30, 2006	Housing	Services	Corporate	Total

Revenues	$2,010	$162	$—	$2,172

Net income (loss)	$239	$8	$(271)	$(24)

Segment assets	$4,670	$47	$478	$5,195
As of and for the three and six months ended June 30, 2007 and 2006, one customer accounted for 100% of total accounts receivable and wastewater revenues.

Note 5.	Real Estate Inventories.

Real estate inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Townhomes, buildings and finished lots	$1,050	$1,484
Land and land under development	979	2,697

	$2,029	$4,181

Note 6.	Impairment of real estate. At June 30, 2007 the Company recorded $750,000 impairment charge related to certain of real estate properties. This charge reflects recent market conditions in the residential housing industry and was based on recent appraisals obtained for certain real estate properties. The charge is included as a component of Cost of Revenue on the Consolidated Statements of Operations.

Note 7.	Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the six months ended June 30, 2007. As of June 30 2007, the Company has invested approximately $297,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the six months ended June 30, 2007. This property is currently listed for sale with a local real estate broker.

Note 8.	Deposits. At June 30, 2007, deposits include $85,000 deposited with the City of Westminster in lieu of a private improvement bond. The $85,000 is expected to be refunded when the Company obtains a letter of credit in connection with a construction loan for a redevelopment project.

Note 9.	Notes Payable. In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and the remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note was for a term of one year bearing interest at prime plus 0.75% with monthly interest-only payments (9.0% at March 31, 2007). The principal was due at maturity and the loan was collateralized by a first deed of trust on the property. This note was paid in full on April 10, 2007, upon the sale of the property.

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

In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for approximately $471,000, to finance the remediation of a five-acre site on which the Company has approval to construct 54 residential townhomes. The loan is for a period of three years with interest at 2% per annum payable monthly. In June 2007, the Company signed a First Amendment to the Brownfields Cleanup Revolving Loan Fund Agreement which extends the loan for an additional three year period. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the loan is collateralized by a deed of trust on the property. This property is listed for sale with a local real estate broker.

Note 10.	Other Income. During the three months ended June 30, 2007, the Company recorded $147,125 of other income upon the recovery of bad debt written off in 2001 related to the Company’s commercial remediation operations.

Note 11.	Legal. The Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes the outcome on any pending litigation that would have a material adverse effect on the Company’s financial position or results of operations is remote.

Since early 1998, the Company had been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). The Company cooperated fully in all OIG inquiries. On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.

Note 12.	Recent Accounting Pronouncements. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the quarter.
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

Results of Operations
Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006
     Revenue. Revenues for the second quarter of 2007 were $1,341,193, up from the $900,689 reported for the year-earlier period. The sale of a commercial building and the sale of a housing unit accounted for 94% of revenues in the current period, and the remaining 6% of revenue arose from water services activity. In the second quarter of the prior year, the sale of an industrial building and the sale of housing units accounted for 92% of revenues.
     Cost of Revenue. Cost of revenue for the June 2007 period was $2,077,866, up from the $743,396 recorded in the second quarter of 2006, reflecting the increase associated with the sale of the commercial building and a $750,000 impairment charge related to certain of the Company’s real estate properties. This charge reflects recent market conditions in the residential housing industry and was based on recent appraisals obtained for certain real estate properties.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $158,801, up from the year-earlier comparable of $148,966, largely as a result of additional legal and accounting fees associated with the proposed reverse merger that was terminated on July 9, 2007.
     Other Income (Expense). Other income of $150,175 was recorded in the second quarter of 2007 as compared to other income of $218 in the respective period of 2006. A gain of $147,125 was realized from the recovery of a previously written-off bad debt from 2001 (see Note 10 — Other Income).
     Net (Loss) Income. For the second quarter of 2007, a net loss of ($745,299) or ($0.13) a share was recorded, compared to net income of $8,109, or $0.00 a share, in the second quarter of 2006. The net loss was mainly attributable to the $750,000 allowance for impaired real estate.
Results of Operations
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Revenue. Revenues were $1,913,130, down from the $2,172,092 reported for the year-earlier period. The decrease for the current period is largely the result of a decrease of closings on housing units at the Westminster development project. Water services activity accounted for of 10% and 7% of revenues in the respective periods.
     Cost of Revenue. Cost of revenue was $2,638,935, up from the $1,925,537 recorded in 2006, reflecting decreased activity on development sites and a $750,000 impairment charge related to certain of the Company’s real estate properties. This charge reflects recent market conditions in the residential housing industry and was based on recent appraisals obtained for certain real estate properties.
     Selling, General & Administrative Costs. Selling, General and Administrative costs were $352,227, up from $312,840 in the first half of 2006, reflecting higher legal and accounting fees.
     Other Income. Other income was $154,753 in 2007 reflecting the recovery of a previously written-off bad debt from 2001 (see Note 10 — Other Income). Other income of $42,501 was recorded in 2006 reflecting gains on the elimination of payables incurred in 2000.
     Net Loss. A net loss of $923,279, or $0.17 a share was incurred during the six months ended June 30, 2007, compared to the net loss of $23,784, or $0.00 a share in the first six months of 2006. An erosion of margin on the sale of the commercial building and the final townhome units, plus an increase in Selling, General and Administrative costs, and the $750,000 allowance for impaired real estate resulted in a larger net loss for the first half of 2007.
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
     The Company owns a five-acre residential site in Aurora, Colorado, “the Aurora project”, and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of approximately $471,000 (see Note 9 — Notes Payable). The Company currently has this property listed for sale with a local real estate broker.
     In November 2004, the Company executed a development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 9— Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement. In April 2007 the Company repaid the borrowings in full. The Company is currently negotiating with a local lender for a construction loan to finance the construction of the office building as the Company has a contract to sell the building. The Company has deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project (see Note 8 — Deposits).
     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through June 30, 2007, the Company has invested approximately $297,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.
     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note 9 — Notes Payable) and completed the purchase of both buildings and the sale of the industrial building. The Company completed the rehabilitation of the retail/office building and on April 10, 2007 sold the property and paid the note payable.
     Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the quarter ended June 30, 2007 we incurred a net loss of $923,279 and in which the Company recorded an allowance for impairment of real estate of $750,000 and we had notes payable of $471,495 due in June 2010. The report of our Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the year ended December 31, 2006 includes a “going concern” explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations

	Payments Due By Period
Contractual		Less Than
Obligations	Total	1 Year	1-3 Years

Operating Leases	45,704	39,136	6,568
Notes Payable	471,495	—	471,495

Total	$517,199	$39,136	$478,063

ITEM 3. CONTROLS AND PROCEDURES
     As of June 30, 2007, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
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
     Since early 1998, the Company had been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency (EPA). The Company cooperated fully in all OIG inquiries. On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.
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

CET SERVICES, INC.
Dated: August 20, 2007	By:	/s/ Steven H. Davis
Steven H. Davis, President and Chief Executive
Officer

	By:	/s/ Dale W. Bleck
Dale W. Bleck, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350