Form 10QSB/A
period 2007-06-30
CET SERVICES INC
filed 2007-08-27
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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




EXPLANATORY NOTE

This amendment is being filed solely to make corrections to the certification exhibits of the principal executive officer and principal financial officer required by Sections 302 and 906 of the Sarbanes Oxley act of 2002.






                                    PART II
                               OTHER INFORMATION


ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit 31.1     Certification of Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification of Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350






                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CET SERVICES, INC.



Dated:  August 27, 2007           By:  /s/ Steven H. Davis
                                       Steven H. Davis, President and
                                       Chief Executive Officer


                                  By:  /s/ Dale W. Bleck
                                       Dale W. Bleck, Chief Financial Officer