Form 10QSB
period 2007-09-30
CET SERVICES INC
filed 2007-11-14
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2007

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from  ________  to  ________.

                         Commission File Number 1-13852

                               CET Services, Inc.
         (Exact name of small business issuer as specified in its charter)


           California                                  33-0285964
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

               12503 E Euclid Dr #30, Centennial, CO      80111
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (720) 875-9115

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

As of October 20, 2007, 5,554,489 shares of common stock, no par value per share, were outstanding.


                                    PART I
                              FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                                CET SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             September 30,   December 31,
                                                 2007            2006
                                              (unaudited)
                                             -------------   ------------
ASSETS
  Cash                                        $   397,377     $   396,362
  Accounts receivable                              53,562          47,633
  Real estate inventories                       2,484,435       4,181,059
  Prepaid expenses and other receivables           21,951          31,519
  Equipment and improvements - net                   -              3,034
  Deposits                                         88,114           3,024
  Investment in LLC                               297,110         280,390
                                              -----------     -----------
TOTAL ASSETS                                  $ 3,342,549     $ 4,943,021
                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                            $    70,228     $   109,558
  Accrued expenses                                148,293          56,881
  Accrued construction expense                    261,000            -
  Retainage payable                                29,781            -
  Construction loan                               168,713            -
  Notes payable                                   471,495       1,409,495
                                              -----------     -----------
TOTAL LIABILITIES                               1,149,510       1,575,934
                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock (no par value) - authorized
   20,000,000 shares; 5,554,489 shares
   issued and outstanding                       8,331,007       8,331,007
  Paid-in capital                                 104,786         104,786
  Accumulated deficit                          (6,242,754)     (5,068,706)
                                              -----------     -----------
     Total stockholders' equity                 2,193,039       3,367,087
                                              -----------     -----------
                                              $ 3,342,549     $ 4,943,021
                                              ===========     ===========






The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Three Months Ended
                                              September 30,   September 30,
                                                  2007            2006
                                              -------------   -------------

REVENUE                                        $   73,300      $  410,717

COST OF REVENUE                                    69,512         402,915
                                               ----------      ----------
     Gross profit                                   3,788           7,802

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        256,152         156,380
                                               ----------      ----------
     Operating loss                              (252,364)       (148,578)
                                               ----------      ----------
OTHER INCOME (EXPENSE):
  Interest income                                   1,771           1,149
  Other (expense) income                             (176)          1,536
                                               ----------      ----------
                                                    1,595           2,685
                                               ----------      ----------
NET LOSS                                       $ (250,769)     $ (145,893)
                                               ==========      ==========
Net loss per common share - basic and
  diluted                                      $    (0.05)     $    (0.03)
                                               ==========      ==========
Weighted average number of common shares
  outstanding                                   5,554,489       5,554,489
                                               ==========      ==========



















The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Nine Months Ended
                                              September 30,   September 30,
                                                  2007            2006
                                              -------------   -------------

REVENUE                                        $ 1,986,430     $ 2,582,809

COST OF REVENUE                                  2,708,447       2,328,452
                                               -----------     -----------
     Gross (loss) profit                          (722,017)        254,357

SELLING, GENERAL & ADMINISTRATIVE EXPENSES         608,379         469,220
                                               -----------     -----------
     Operating loss                             (1,330,396)       (214,863)
                                               -----------     -----------

OTHER INCOME (EXPENSE):
  Gain on elimination of payables                     -             43,936
  Interest income                                    8,819             514
  Other income                                     147,529             736
                                               -----------     -----------
                                                   156,348          45,186
                                               -----------     -----------
NET LOSS                                       $(1,174,048)    $  (169,677)
                                               -----------     -----------
Net loss per common share - basic and
  diluted                                      $     (0.21)    $     (0.03)
                                               ===========     ===========
Weighted average number of common
  shares outstanding                             5,554,489       5,554,489
                                               ===========     ===========

















The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine Months Ended
                                              September 30,   September 30,
                                                  2007            2006
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(1,174,048)    $  (169,677)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                       534           1,111
   Gain on disposal of equipment                      -               (425)
   Real estate impairment                          750,000            -
   Non-cash compensation                             2,500            -
   Gain on elimination of payables                    -            (43,936)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (5,929)         13,589
    Decrease (increase) in prepaid expenses
     and other receivables                           9,568         (14,610)
    Decrease in real estate inventories            946,624         706,784
    Increase in deposits and other assets          (85,090)           -
    (Decrease) increase in accounts payable        (39,330)         61,944
    Increase in retainage payable                   29,781           2,236
    Increase (decrease) in accrued construction
     expense                                       261,000         (25,207)
    Increase (decrease) in accrued expenses         91,412            (306)
                                               -----------     -----------
       Net cash provided by operating
        activities                                 787,022         531,503
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in LLC                                 (16,720)        (17,008)
 Proceeds from sales of equipment                     -                500
                                               -----------     -----------
       Net cash used in investing activities       (16,720)        (16,508)
                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments on) construction loan     168,713        (652,322)
 Payments on notes payable                        (938,000)       (300,658)
 Proceeds from notes payable                          -            451,000
                                               -----------     -----------
       Net cash used in financing activities      (769,287)       (501,980)
                                               -----------     -----------

NET INCREASE IN CASH                                 1,015          13,015

CASH AT BEGINNING OF PERIOD                        396,362         392,470
                                               -----------     -----------
CASH AT END OF PERIOD                          $   397,377     $   405,485
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.

                               CET SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2007

Note 1. Basis of Presentation and Proposed Merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the nine-months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,081,723, which includes an impairment loss related to its real estate of $750,000, and has notes payable of $471,495 due in June 2010, and has a construction loan of $1,420,000 of which $168,713 had been drawn as of September 30, 2007.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Proposed Merger:

On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. The Company also entered into a Stock Repurchase Agreement with Steven H. Davis, CET's Chief Executive Officer. On July 9, 2007 the Company terminated these Agreements.

Note 2. Earnings Per Share. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2007 and 2006, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the nine months ended September 30 2007 and 2006 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

During the three months ended September 30, 2007, the Company granted options to purchase 10,000 shares of common stock to a director. The options have an exercise price of $0.25 per share, are immediately exercisable and have a term of one year. The fair value of these options, calculated using a Black-Scholes option pricing model, was not significant. The assumptions used in the Black-Scholes model were; no expected dividends, expected volatility of 189%, risk free interest rate of 4.5% and an expected life of one year.

At September 30, 2007, the Company had outstanding options to purchase 72,500 shares of common stock at $.20 to $1.31 per share at December 31, 2006. All options are exercisable at September 30, 2007. The intrinsic value of all of the Company's options at September 30, 2007 is not significant.

Note 4. Segment Information and Concentrations. The Company operates in two business segments - water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

Three months ended:    Residential   Water/wastewater
September 30, 2007     Housing       Services           Corporate   Total
------------------     -----------   ----------------   ---------   -------
  Revenues             $    -        $   73             $    -      $    73
  Net income (loss)    $    -        $    4             $ (255)     $  (251)
  Segment assets       $2,484        $   54             $  805      $ 3,343

Three months ended:    Residential   Water/wastewater
September 30, 2006     Housing       Services           Corporate   Total
------------------     -----------   ----------------   ---------   -------
  Revenues             $  334        $   77             $    -      $   411
  Net income (loss)    $    4        $    4             $ (154)     $  (146)
  Segment assets       $4,590        $   56             $  501      $ 5,147

Nine months ended:     Residential   Water/wastewater
September 30, 2007     Housing       Services           Corporate   Total
------------------     -----------   ----------------   ---------   -------
  Revenues             $1,725        $   261            $    -      $ 1,986
  Net income (loss)    $ (735)       $    13            $ (452)     $(1,174)
  Segment assets       $2,484        $    54            $  805      $ 3,343

Nine months ended:     Residential   Water/wastewater
September 30, 2006     Housing       Services           Corporate   Total
------------------     -----------   ----------------   ---------   -------
  Revenues             $2,344        $   239            $    -      $ 2,583
  Net income (loss)    $  243        $    12            $ (425)     $  (170)
  Segment assets       $4,590        $    56            $  501      $ 5,147

As of and for the three and nine months ended September 30, 2007 and 2006, one customer accounted for 100% of total accounts receivable and wastewater revenues.

Note 5. Real Estate Inventories. Real estate inventories consist of the following (in thousands):

                                           September 30,    December 31,
                                                2007            2006
                                           -------------    ------------
Townhomes, buildings and finished lots        $1,504           $1,484
Land and land under development                  980            2,697
                                              ------           ------
                                              $2,484           $4,181
                                              ======           ======

Note 6.   Impairment of real estate.   At June 30, 2007 the Company recorded
a $750,000 impairment charge related to certain real estate properties. This charge reflects recent market conditions in the residential housing industry and was based on recent appraisals obtained for certain real estate properties. The charge is included as a component of Cost of Revenue on the Consolidated Statements of Operations.

Note 7. Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the nine months ended September 30, 2007. As of September 30 2007, the Company has invested approximately $297,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the nine months ended September 30, 2007. This property is currently listed for sale with a local real estate broker.

Note 8. Deposits. At September 30, 2007, deposits include $85,000 deposited with the City of Westminster in lieu of a private improvement bond. The $85,000 is expected to be refunded when the Company completes the construction of an office building in Westminster, Colorado.

Note 9. Construction Loan. In July 2007, the Company secured a $1.42 million construction loan from Vectra Bank to construct an 11,200 sq. ft. office building in Westminster, Colorado. The loan is for a term of one year bearing interest at prime plus 0.75% (8.5% at September 30, 2007). As of September 30, 2007, the Company has $168,713 outstanding on this loan.

Note 10. Notes Payable. In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and the remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note was for a term of one year bearing interest at prime plus 0.75% with monthly interest-only payments (9.0% at March 31, 2007). The principal was due at maturity and the loan was collateralized by a first deed of trust on the property. This note was paid in full on April 10, 2007, upon the sale of the property.

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

Note 11. Other Income. During the second quarter of 2007, the Company recorded $147,125 of other income upon the recovery of bad debt written off in 2001 related to the Company's commercial remediation operations.

Note 12. Commitments and Contingencies. The Company is not a party to any material legal proceedings, which are pending before any court, administrative agency, or other tribunal. Further, the Company is not aware of any material litigation, which is threatened against it in any court, administrative agency, or other tribunal. Management believes the outcome on any pending litigation that would have a material adverse effect on the Company's financial position or results of operations is remote.

Since early 1998, the Company had been the subject of an investigation by the Office of the Inspector General (OIG) of the Environmental Protection Agency
(EPA). The Company cooperated fully in all OIG inquiries. On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.

On September 24, 2007, the Company entered into severance agreements with its CFO and Secretary of the Company. The agreements have a three year term and provide for severance payments of 50% of annual salary plus 32,500 shares of the Company's common stock to the CFO, and 50% of annual salary plus 20,000 shares of the Company's common stock to the Secretary of the Company. The severance payments are payable upon termination of employment with the Company. The Secretary of the Company terminated employment on October 8, 2007. At September 30, 2007, the Company has accrued $92,325 under the severance agreements.

Note 13. Recent Accounting Pronouncements. The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

Results of Operations

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30,
2006

     Revenue. Revenues for the third quarter of 2007 were $73,300, down from the $410,717 reported for the year-earlier period. Water services activity accounted for 100% of the revenue in the third quarter 2007. In the third quarter of the prior year, the sale of housing units accounted for 82% of revenues and water services accounted for 18% of revenues.

     Cost of Revenue. Cost of revenue for the September 2007 period was $69,512, down from the $402,915 recorded in the third quarter of 2006, reflecting the decrease in residential housing sales

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $256,152, up from the year-earlier comparable of $156,380, largely as a result of severance agreements with two of the officers of the Company and additional legal and accounting fees associated with the proposed reverse merger that was terminated on July 9, 2007.

     Other Income (Expense). Other income of $1,595 was recorded in the third quarter of 2007 as compared to other income of $2,685 in the respective period of 2006.

     Net Loss. For the third quarter of 2007, a net loss of $250,769 or $0.03 a share was recorded compared to a net loss of $145,893, or $0.05 a share, in the third quarter of 2006. The increase in net loss was mainly attributable to the increase in selling, general and administrative costs.

Results of Operations

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

     Revenue. Revenues were $1,986,430, down from the $2,582,809 reported for the year-earlier period. The decrease for the current period is largely the result of a decrease of closings on housing units at the Westminster development project. Water services activity accounted for 13% and 9% of revenues in the respective periods.

     Cost of Revenue. Cost of revenue was $2,708,447, up from the $2,328,452 recorded in 2006, reflecting a $750,000 impairment charge related to certain of the Company's real estate properties. This charge reflects recent market conditions in the residential housing industry and was based on recent appraisals obtained for certain real estate properties.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $608,379, up from $469,220 in the comparable period of 2006, reflecting the severance agreements for two of the Company's officers and higher legal and accounting fees associated with the proposed merger.

     Other Income. Other income was $147,529 in 2007 reflecting the recovery of a previously written-off bad debt from 2001 (see Note 11 - Other Income). Other income of $45,186 was recorded in 2006 reflecting gains on the elimination of payables incurred in 2000.

     Net Loss. A net loss of $1,174,048, or $0.21 a share was incurred during the nine months ended September 30, 2007, compared to the net loss of $169,677, or $0.03 a share in the first nine months of 2006. An erosion of margin on the sale of a commercial building and the final townhome units, plus an increase in Selling, General and Administrative costs, and the $750,000 charge for impaired real estate resulted in a larger net loss for the first nine months of 2007.

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

     In November 2004, the Company executed a development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note 10 - Notes Payable). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement. In April 2007 the Company repaid the borrowings in full. The Company has obtained a construction loan (see Note 9
- Construction Loan) to finance the construction of an office building. The Company has a contract to sell the building. The Company has deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project (see Note 8 - Deposits).

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through September 30, 2007, the Company has invested approximately $297,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note 10 - Notes Payable) and completed the purchase of both buildings and the sale of the industrial building. The Company completed the rehabilitation of the retail/office building and on April 10, 2007 sold the property and paid the note payable.

     The Company's financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the nine months ended September 30, 2007 we incurred a net loss of $1,174,048, which includes an allowance for impairment of real estate of $750,000, and we had notes payable of $471,495 due in June 2010 and we have a construction loan of $1,420,000 of which $168,713 had been drawn at September 30, 2007. The report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2006 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.

     On September 24, 2007, we entered into severance agreements with our CFO and Secretary of the Company. The agreements have a three year term and provide for severance payments of 50% of annual salary plus 32,500 shares of common stock to the CFO, and 50% of annual salary plus 20,000 shares of our common stock to the Secretary of the Company. The severance payments are payable upon termination of employment with us. The Secretary of the Company terminated employment on October 8, 2007 and we paid approximately $37,450 of severance due.

Contractual Obligations

                                        Payments Due By Period
                                  ----------------------------------
     Contractual                               Less Than
     Obligations                    Total       1 Year     1-3 Years
     -----------                  --------     ---------   ---------

     Operating Leases               36,124       36,124         -
     Construction Loan             168,713      168,713         -
     Notes Payable                 471,495         -         471,495
                                  --------     --------     --------
         Total                    $676,332     $204,837     $471,495
                                  ========     ========     ========

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                    CET SERVICES, INC.


Dated:  November 14, 2007           By:/s/ Steven H. Davis
                                       Steven H. Davis, President and
                                       Chief Executive Officer


                                    By:/s/ Dale W. Bleck
                                       Dale W. Bleck, Chief Financial Officer