Form 10KSB
period 2007-12-31
CET SERVICES INC
filed 2008-04-04
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the Fiscal Year Ended:  December 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURIITES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                         Commission File No. 000-52652

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $2,102,670

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, of the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of January 12, 2008, the aggregate market value of the Company's common stock held by non-affiliates was approximately $196,697.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 12, 2008, 5,574,489 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):  YES [ ] NO [X]

Documents incorporated by reference:  None


                                    PART I

Item 1.  Description of Business.

The Company

     Incorporated in February 1988 pursuant to the laws of the State of California, CET Services, Inc. (the "Company" or "CET") for more than a decade was engaged in environmental consulting, engineering, remediation, and related construction activities. By 1998, revenues exceeded $66 million, close to 50% of which was derived from work performed for the Environmental Protection Agency ("EPA"). However, in August, 1999, the EPA issued a notice of suspension, alleging that the Company engaged in intentional misconduct with respect to billing for services under various contracts with the EPA. The Company denied all allegations of wrongdoing in its relations with the EPA and cooperated in full with the investigation. (See Item 3.-Legal Proceedings and Note K-Commitments and Contingencies to the Consolidated Financial Statements.) On April 27, 2007 the Company received notice that the EPA OIG has closed all investigations involving CET.

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

     In addition, after careful review of the potential business available and the highly competitive bidding practices being encountered, the Company decided to not seek additional contracts in the water/wastewater treatment and services market. While an ongoing contract in this area may generate $20,000 or more per month in revenue through 2008, the Company's main focus is property development, primarily in urban areas and preferably having an environmental remediation requirement as an element of the project.

     On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. The Company terminated the agreement on July 9, 2007 as a result of Zoi's inability to make progress on matters necessary to complete the proposed merger. The Company continues to evaluate alternatives for its business.

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

     The Company has substantially completed a redevelopment project under an agreement with the City of Westminster, Colorado. The project includes the purchase of certain property, the demolition of existing structures, environmental remediation, and construction of 50 new affordable housing units. Under the development agreement, the City of Westminster provided approximately $901,000 toward the $1,601,000 purchase price of the property, paid the Company approximately $185,000 for demolition work, and is providing other assistance. The Company was required to and has sold at least 10 of the 50 housing units at a base price of $170,000, or less, to qualified buyers; to make certain off-site improvements along street frontages; and to provide the necessary insurance for the project. As of December 31, 2007, the Company has sold all of the units.

     The Westminster development is segmented into three sites. Construction at Site I, consisting of 23 housing units, is complete; and as of December 31, 2006, all units had been sold. In developing this site, the Company secured a $1.67 million construction loan in mid-2003 that was repaid in June 2004. In late September 2004, the Company entered into an agreement with a general contractor in the amount of approximately $2.75 million for the construction of the remaining 27 housing units at Site II and III. Shortly thereafter, the Company secured a construction loan in the amount of approximately $2.9 million. As of December 31, 2007, all units have been sold and the loan was repaid in full.

     In November 2004, the Company executed a second development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,200 square feet, as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005, borrowing $326,000 and receiving $100,000 under the development agreement (see Note E - Notes Payable to the Consolidated Financial Statements). In October 2005, upon approval of the development plan, the Company received the remaining $310,000 provided for under the development agreement. In April 2007 the Company repaid the borrowings in full. The Company has obtained a construction loan ( see Note D - Construction Loan) to finance the construction of the retail/office building. The Company has a contract to sell the building. The Company has deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project.

     In addition, the Company owns a five-acre residential site in Aurora, Colorado, "the Aurora project", and during 2004, completed a major remediation at the site, aided by a Brownfields Cleanup Revolving Loan Fund Agreement with City of Aurora in the amount of $471,495 (see Note E- Notes Payable to the Consolidated Financial Statements). The Company has approval to construct 54 residential townhomes on this site. The Company has this property listed for sale with a local real estate broker.

     In January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There have been no management fees in connection therewith during the period. Through December 31, 2007, the Company has invested approximately $297,000 to develop this project. The Company has approval to construct 54 residential townhomes on this site. The Company currently has this property listed for sale with a local real estate broker.

     In April 2006, the Company entered into a contract to purchase two buildings, an industrial building and a retail/office building, in Wheat Ridge, Colorado. In May 2006, the Company entered into a contract to sell the industrial building. In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note E - Notes Payable to the Consolidated Financial Statements) and completed the purchase of both buildings and the sale of the industrial building. The Company completed the rehabilitation of the retail/office building and on April 10, 2007 sold the property and paid the note payable in full.

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

Bonding Requirements

     Commercial remediation projects, as well as federal, state, and municipal projects, often require contractors to post both performance and payment bonds at the execution of a contract. Performance bonds guarantee that the project will be completed, and payment bonds guarantee that vendors will be paid for equipment and other purchases. A bond typically costs between 1% and 3% of the project costs, and contractors without adequate
bonding may be ineligible to bid or negotiate on many projects.     No pay-
ments have been made on behalf of the Company under a performance or payment bond. However, as result of the Company's financial status, it has experienced difficulty in obtaining bonding.

Employees

     As of February 1, 2008, the Company has one full-time employee who is the Company's CEO.

Item 2.  Description of Property.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,300. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2007.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Principal Market or Markets. Since July 2007, the Company's Common Stock has been quoted on the OTC Bulletin Board ("OTCBB") under the symbol "CETR". From July 1995 until May 2007 the Company's Common Stock was listed on the American Stock Exchange. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the OTCBB and AMEX for the periods indicated:

          Quarter Ended             High      Low

          March 31, 2006           $ 0.52    $ 0.30
          June 30, 2006              1.20      0.26
          September 30, 2006         0.89      0.65
          December 31, 2006          0.85      0.30

          March 31, 2007             0.53      0.30
          June 30, 2007              0.46      0.20
          September 30, 2007         0.35      0.15
          December 31, 2007          0.25      0.06

     Approximate Number of Holders of Common Stock. The number of record holders of the Company's common stock at January 12, 2008 was 35. This does not include approximately 640 shareholders that hold their shares in street name.

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

     Sales of Unregistered Securities. During the quarter ended December 31, 2007, the Company issued 20,000 shares of Common Stock to Ann J. Heckler which shares were not registered under the Securities Act of 1933, as amended. The shares were issued pursuant to the terms of a severance agreement between Ms. Heckler and the Company. Ms. Heckler served as an employee and Secretary of the Company until October 8, 2007.

     In connection with this issuance, the Company relied on the exemption from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) of the Act. Ms. Heckler was sophisticated as to the nature of the transaction and was given access to complete information concerning the Company and was advised of the restricted status of the securities. Ms. Heckler represented to the Company that she was acquiring the common stock for investment purposes and not with a view toward distribution. A customary restrictive legend was placed on the certificate for the common stock and stop transfer instructions were given to the Company's transfer agent.

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

General

     The Company's primary focus is property development, preferably in conjunction with municipal authorities and where remediation is a material consideration in the development activity. After experiencing sharply declining revenues as it withdrew from its historic environmental and water services activities, the Company experienced a turbulent housing market in 2007. Ongoing water-related services continue and accounted for approximately 18% of revenues during the year ended December 31, 2007. The Company's headquarters and administrative offices are in Centennial, Colorado.

     Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the years ended December 31, 2007 and 2006, we have incurred net losses of $1,265,000 which includes a $750,000 impairment charge related to real estate, and $339,000, respectively and at December 31, 2007, we had notes payable of $471,000 due in June 2010 and a $1,420,000 construction loan, of which $937,800 had been drawn as of December
31, 2007, due in July 2008.   The report of The Independent Registered Public
Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise funds and there are no guarantees that we will not need to raise further capital for operations and expansion in the near future.

     On February 16, 2007 the Company entered into a Merger Agreement with Zoi Interactive Technologies, Inc. and on July 9, 2007 the Company terminated the agreement as a result of Zoi's inability to make progress on matters necessary to complete the proposed merger. The Company continues to evaluate alternatives for its business.

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

     The Company's real estate inventories are stated at the lower of cost or fair value. Fair value is based on estimated sales price less cost to sell. Estimated sales price is based on appraisals, offers or management estimate.

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

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:


                                       Percentage
                                    Relationship to      Period to
                                    Project Revenue       Period
                                      Year Ended          Change
                                   ------------------    ---------
                                                         2007 vs.
                                     2007       2006       2006
                                   -------    -------    ---------
Revenue                             100.0%     100.0%      (29.5)%
Costs:
 Direct                            (134.1)      91.3         3.6

Gross (loss) profit                 (34.1)       8.7      (375.0)

Operating expenses                   33.5       21.6         9.5
                                   -------    -------    --------
Operating loss                      (67.6)     (12.9)     (271.4)
Other income                          7.5        1.5       259.7
                                   -------    -------    --------
Net loss                            (60.1%)    (11.4%)    (272.9)%
                                   -------    -------    --------

2007 Compared to 2006

     Revenue. Revenues were $2,102,670 in 2007, down from $2,980,970 in 2006. The decrease reflects fewer sales of residential housing units at the Company's development project in Westminster, Colorado. Ongoing water services activity accounted for 18% of total revenue.

     Cost of Revenue. Cost of revenue for 2007 was $2,819,475, up from $2,720,312 in the prior year. The increase reflects the $750,000 impairment loss related to certain real estate properties.

     Operating Expenses. Selling General and Administrative costs were $704,559 in 2007, as compared to $643,350 in 2006. The increase reflects the additional cost of $ 92,325 for the severance agreements with members of management.

     Other Income (Expense). Other income for 2007 was $156,804 which arose primarily from a gain from the recovery of bad debt of $147,125 previously written off in 2001. Other income for 2006 was $43,596, arising primarily from a gain on the elimination of payables of $43,936 incurred in 2000.

     Net Loss. In 2007 a net loss of $1,264,560 was incurred as compared to a net loss of $339,096 in 2006. The increase is primarily the result of a 750,000 impairment loss related to certain real estate properties.

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

     The Company is in the process of completing its Westminster redevelopment project and is selling its other real estate properties. The Company is investigating potential future business operations. Currently the Company is not looking to acquire other real estate investments or develop additional properties.

     In connection with the Westminster redevelopment project discussed in
Item 1. Business, the Company has obtained a construction loan (see Note D - Construction Loan) to finance the construction of a retail/office building. The Company has a contract to sell the building. The Company has deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project. The $85,000 is expected to be refunded when the Company completes the construction of the retail/office building in Westminster, Colorado.

     In June 2006, the Company borrowed $694,000 (of which $451,000 was drawn) from a local lender (see Note E - Notes Payable to the Consolidated Financial Statements) to complete the purchase of a retail/office building and the purchase and sale of an industrial building. This note was paid in full on April 10, 2007, upon the sale of the property.

     In March 2004, the Company purchased a residential property site in Westminster, Colorado, for $258,000 and financed the purchase with a $161,000 loan from a local lender (see Note E- Notes Payable to the Consolidated Financial Statements). The note was repaid in full on January 9, 2007. The Company intends to incorporate this parcel into a future redevelopment project. If the Company is unsuccessful in negotiating a redevelopment plan with the City of Westminster, then the Company has the option to sell this property to the City of Westminster.

     With respect to the Aurora project, the Company has completed major remediation at the site aided by a Brownfields Cleanup Revolving Loan Fund Agreement in the amount of $471,495 (see Note E- Notes Payable to the Consolidated Financial Statements). The Company has approval to construct 54 residential townhomes. The Company has this property listed for sale with a local real estate broker.

     Capital Commitments. In January 2005, the Company entered into an operating agreement with a newly formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the years ended December 31, 2007 and 2006. As of December 31, 2007, the Company has contributed $297,110 of its required $465,000 contribution. The Company has approval to construct 54 residential townhomes. The Company's remaining contribution, expected to be funded from current operations, is to be paid prior to Arizona Avenue, LLC's application for a construction loan to build 54 town homes on land contributed by the other 50% owner. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year-ended December 31, 2007. The Company currently has this property listed for sale with a local real estate broker.

     The Company headquarters and administrative facilities are located at 12503 E. Euclid Dr., #30, Centennial, Colorado, in approximately 3,252 square feet of leased office space at a monthly rental of approximately $3,300. The lease expires August 31, 2008. The Company's corporate and administrative functions are conducted from these facilities.

     Contractual Obligations at December 31, 2007:

                                 Payments Due By Period
                          --------------------------------------
     Contractual                          Less Than
     Obligations            Total          1 Year      1-3 Years
     -----------          ----------      --------     ---------
     Construction Loan    $  937,810      $937,810         -
     Notes Payable        $  471,495          -        $471,495
     Operating Leases     $   26,400      $ 26,400         -
                          ----------      --------     --------
     Total                $1,435,705      $964,210     $471,495
                          ==========      ========     ========

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

Item 7.  Financial Statements.

     See pages F-1 through F-17.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A(T).  Controls and Procedures.

Disclosure Controls and Procedures

     As of December 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness we have implemented remediation procedures whereby in December 2007 we engaged an outside accounting and consulting firm to review and assist us with our SEC filings. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

Item 8B.  Other Information.

     None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the name and age of each Director and Executive Officer of the Company, indicating all positions and offices with the Company presently held:

       Name           Age       Positions and Offices Held
----------------      ---       ---------------------------

Craig C. Barto        50        Director

Steven H. Davis       54        Chief Executive Officer, President,
                                and Director

John D. Hendrick      64        Director

Dale W. Bleck         57        Chief Financial Officer

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company has an Audit Committee and a Compensation and Nominating Committee

     The Audit Committee presently consists of Craig C. Barto and John D. Hendrick, each of whom is independent under the standards of the American Stock Exchange currently in effect for the Company. The Audit Committee reviews financial statements and other data prior to release to the public. In addition, the Committee meets with the Company's independent registered public accounting firm in connection with the Company's audit. During 2006, the Audit Committee met three (3) times and during 2007, the Audit Committee met one time. As a result of the resignation of George Pratt as a director of the Company in May 2007, the Company does not currently have an audit committee financial expert. In addition, since the Company is not currently listed on an exchange, it is not required to have an audit committee financial expert. Due to the Company's limited operations at this time, the Board of Directors believes that the lack of such an expert on the audit committee does not adversely affect the ability of the Audit Committee to carry out its responsibilities.

     The Compensation and Nominating Committee presently consists of Craig C. Barto and John D. Hendrick. The Compensation and Nominating Committee reviews compensation matters relating to the Executive Officers of the Company and makes recommendations to the Board of Directors. This Committee is also responsible for identifying and reviewing the qualifications of potential nominees for election to the Board of Directors. The Compensation and Nominating Committee met three (3) times during 2006 and one time during 2007.

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

     Dale W. Bleck has been Chief Financial Officer since September 1999, and he was been employed by the Company from March 1999 until January 2008. Mr. Bleck intends to continue to serve as the Company's Chief Financial Officer on a part-time basis until March 2008. Since January 28, 2008, Mr. Bleck has been employed as Chief Financial Officer of BioMedical Technology Solutions, Inc., a privately-held company based in Englewood, Colorado engaged in providing biomedical waste systems to health care providers. From May 1998 to March 1999, he was Chief Financial Officer of Spartan Steel Products, Inc., a distributor of steel products in Evergreen, Colorado. From January 1987 to May 1998, he was Controller (until April 1991) and then Corporate Analyst for Western Dairymen Cooperative, Inc., a dairy cooperative in Thornton, Colorado. Mr. Bleck received a B.S. Degree in Accounting from Illinois State University in 1972 and a M.B.A. Degree from Colorado State University in 1998.

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

Item 10. Executive Compensation.

     The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the year ended December 31, 2007 by the Company's President and each other executive officer whose compensation exceeded $100,000 during such years.

                                     SUMMARY COMPENSATION TABLE

_________________________________________________________________________________________________
                                                                    Change in
                                                                    Pension
                                                                    Value and
                                                                    and Non-
                                                                    qualified
                                                        Non-Equity  Deferred    All
                                                        Incentive   Com-        Other
Name and                                Stock   Option  Plan        sation      Compen-
Principal              Salary    Bonus  Awards  Awards  Compen-     Earnings    sation   Total
Position         Year   ($)       ($)    ($)     ($)     sation ($)    ($)       ($)      ($)
---------------  ----  --------  -----  ------  ------  ----------  ----------  ------ --------
Steven H. Davis  2007  $125,008    0      0       0        0            0      $3,029  $128,037
  - CEO                                                                          (1)
                 2006  $125,008    0      0       0        0            0      $3,707  $128,715
                                                                                 (1)
Dale W. Bleck    2007   $97,747    0      0       0        0            0      $2,831  $100,578
  - CFO                                                                          (1)
                 2006  $100,000    0      0       0        0            0      $2,856  $102,856
                                                                                 (1)
Ann J. Heckler
- Secretary (2)  2007  $ 55,648    0    $2,999    0        0            0      $48,829 $107,476
                                                                                 (3)
________________________________________________________________________________________________

(1)  Includes Simple IRA contributions by the Company.

(2)  Ms. Heckler resigned as Secretary effective October 8, 2007.

(3)  Includes $1,669 for Simple IRA contributions; $12,711 as payment for accrued vacation time;
and $34,449 paid pursuant to a severance agreement.



     The Company has no formal employment agreements with any of its Executive Officers. Each of the executive officers is employed "at will." Steven H. Davis is currently paid a salary of $125,000 per year and Dale W. Bleck was paid $100,000 per year until January 28, 2008, when he ceased being a full time employee of the Company.

     On September 24, 2007, the Company entered into a severance agreement with Dale W. Bleck, Chief Financial Officer of the Company, and Ann J. Heckler, who was then Secretary of the Company. The Severance Agreements provide that if the Company terminates either of these person's employment with the Company or its affiliates, without cause or if either of them resigns from their employment, they will receive a severance payment equal to one-half of their annual salary at the time of termination. These persons, and their dependents, will also receive a continuation of medical, dental, vision and similar benefits for a period of six months after termination of their employment at the Company's expense.

     In addition to the above, upon a termination of employment without cause or by their resignation, each of these persons would be eligible to receive a grant of common stock equal to the number of options they each currently hold, without any further cost to them. Mr. Bleck currently holds options to purchase 32,500 shares of the Company's common stock and Ms. Heckler held options to purchase 20,000 shares.

     Each of Mr. Bleck and Ms. Heckler have agreed that after the date of termination of employment they would provide, as requested by the Company, up to one hundred eighty (180) hours of service to the Company during the twelve
(12) month period commencing on the date of termination.

     On October 8, 2007 Ms. Heckler's employment was terminated without cause, and she received 20,000 shares of the Company's Common Stock; $12,711 as payment for accrued vacation time; and $34,449, which was the equivalent of six months' salary.

Compensation of Directors

     Members of the Board of Directors receive a fee of $1,000 per Board meeting attended, including telephone meetings. They are also entitled to reimbursement of reasonable travel expenses incurred by them in attending board or committee meetings.

     On September 17, 2003, the Board of Directors granted Craig Barto and George Pratt, who were then non-employee Directors of the Company, options to purchase 10,000 shares of common stock at $.32 per share. These options were not granted under any plan. The options are exercisable until September 17, 2008, except that they will expire three months after the termination of serving as a Director of the Company, for reasons other than death, and one year after termination as a result of death. The options held by George Pratt expired three months after his resignation on May 9, 2007.

     On September 24, 2007, the Board of Directors granted John Hendrick, a non-employee Director of the Company, options to purchase 10,000 shares of common stock at $.25 per share. These options were not granted under any plan. The options are exercisable until September 17, 2008, except that they will expire three months after the termination of serving as a Director of the Company, for reasons other than death, and one year after termination as a result of death.

                        DIRECTOR COMPENSATION FOR 2007


_________________________________________________________________________________________________
                                                            Change
                                                            in Pension
                                                            Value and
                                                            and Non-
                                                            qualified
                                              Non-Equity    Deferred
                Fees                          Incentive     Compen
                Earned or   Stock    Option   Plan          sation        All Other
                Paid in     Awards   Awards   Compen-       Earnings      Compensation   Total
    Name        Cash ($)    ($)      ($)      sation($)     ($)               ($)          ($)
-------------   ---------   ------   ------   -----------   -----------   ------------   --------
Craig Barto      $3,000       0        0          0             0              0         $3,000
George Pratt(1)  $1,000       0        0          0             0              0         $1,000
John Hendrick    $3,000       0     $2,500        0             0              0         $5,500
__________________________________________________________________________________________________

(1)  Mr. Pratt resigned as a Director on May 9, 2007.

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

     As of December 31, 2006, options for 52,500 shares were outstanding at prices ranging from $0.25 to $1.31 per share under the Plan.

               OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END


_______________________________________________________________________________________________________________

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
_______________________________________________________________________________________________________________

                    EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2007, with respect to shares of the Company's common stock that may be issued under equity compensation plans:
____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                          Number of                           available
                          securities         Weighted-        for future
                          to be issued       average          issuance under
                          upon exer-         exercise         equity compen-
                          cise of out-       price of         sation plans
                          standing           outstanding      (excluding
                          options,           options,         securities
                          warrants           warrants         reflected in
                          and rights         and rights       column (a))
Plan category             (a)                (b)              (c)
____________________________________________________________________________

Equity compensation         32,500             $ .64               0
plans approved by
security holders

Equity compensation         20,000             $ .29               0
plans not approved          ------             -----              ---
by security holders

Total                       52,500             $ .50               0
_____________________________________________________________________________


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth the number and percentage of shares of the Company's no par value common stock owned beneficially, as of February 16, 2008, by any person, who is known to the Company to be the beneficial owner of 5% or more of such common stock, and, in addition, by each Director, Nominee for Director, and Executive Officer of the Company, and by all Directors, Nominees for Director, and Executive Officers of the Company as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

   Name and Address             Amount and Nature of        Percent
  of Beneficial Owners          Beneficial Ownership        of Class
-----------------------         --------------------        --------

Craig C. Barto                        713,554 (1)             12.8%
2901 Orange Ave.
Long Beach, CA 90807

Steven H. Davis                     1,185,907 (2)             21.3%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

John D. Hendrick                       11,100 (3)               .2%
62 W. Plaza Drive,
Highlands Ranch, CO 80126

Dale W. Bleck                          32,500 (4)              0.6%
12503 E. Euclid Dr. # 30
Centennial, CO  80111

All directors, nominees for         1,943,061                 34.8%
director, and executive officers
as a group (4 persons)

Ross C. Gordon                        367,000                  6.6%
234 Michelle Lane
Alamo, CA  94507
__________________

(1) Includes 703,554 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Barto.

(2) Includes 1,185,907 shares held directly.

(3) Includes 1,100 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Mr. Hendrick.

(4) Represents shares underlying stock options exercisable within 60 days held by Mr. Bleck.

Item 12. Certain Relationships and Related Transactions.

     The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, who became a Director of the Company in November 2000, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2007, 2006 and 2005, the Company invoiced the Centennial Water & Sanitation District $377,594, $320,750 and $344,894, respectively, under this arrangement.

     This transaction was approved by the Board of Directors and was made on terms as fair and reasonable to the Company as those that could be obtained from non affiliated third parties. Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors based upon a determination that the terms are at least as favorable to the Company as those that could be obtained from unrelated parties.

Item 13.  Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number     Description                          Location
-------    -----------------------------        ---------
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

10.1       Incentive Stock Option Plan          Incorporated by reference to
                                                Exhibit 10.1 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

10.2       Form of Incentive Stock Option       Incorporated by reference to
           Agreement                            Exhibit 10.2 to the Company's
                                                Form SB-2 Registration
                                                Statement No. 33-91602

10.5       Development Agreement with           Incorporated by reference to
           the City of Westminster, CO.         Exhibit 10.9 to the Company's
                                                Annual Report on Form 10-K
                                                for the year ended December
                                                31, 2002.

10.6       Severance Agreement with             Incorporated by reference to
           Dale W. Bleck                        Exhibit 10.1 to the Company's
                                                Report on Form 8-K filed on
                                                September 25, 2007.

10.7       Severance Agreement with             Incorporated by reference to
           Ann J. Heckler                       Exhibit 10.2 to the Company's
                                                Report on Form 8-K filed on
                                                September 25, 2007.

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

31.2       Certification of Chief Financial     Filed herewith electronically
           Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002

32.1       Certification of Chief Executive     Filed herewith electronically
           Officer Pursuant to 18 U.S.C.
           Section 1350

32.2       Certification of Chief Financial     Filed herewith electronically
           Officer Pursuant to 18 U.S.C.
           Section 1350

Item 14.  Principal Accountant Fees and Service.

     The following table presents aggregate fees for professional services rendered by GHP Horwath, P.C. for the years ended December 31, 2007 and 2006; for the audit of the Company's annual financial statements and fees billed for other services rendered by GHP Horwath, P.C. during those periods:

                                        2007             2006

            Audit Fees (1)            $60,365          $46,133
            Audit Related Fees           -                -
            Tax Fees (2)                7,385            5,000
            All Other Fees               -                -
                                      -------          -------
               Total                  $67,750          $51,133

(1) These are fees for professional services for the audits of the Company's annual financial statements and review of financial statements included in the Company's 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) These are fees for the preparation of the Company's federal and state tax returns.

                     Audit Committee Pre-approval Policy

     The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the independent registered public accounting firm provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve the engagement of the Company's independent registered public accounting firm to provide permissible non-audit services. All non-audit services provided by the independent registered public accounting firm in 2006 and 2007 were pre-approved by the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
CET Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CET Services, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CET Services, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company incurred net losses of $1,265,000 and $339,000 during the years ended December 31, 2007 and 2006, respectively, and at December 31, 2007 has a construction loan of $938,000 payable in July 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP HORWATH, P.C.

/s/ GHP HORWATH, P.C.


Denver, Colorado
March 27, 2008

                                CET SERVICES, INC.

                            CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                                   2007
                                                               ------------
ASSETS
  Cash                                                         $   229,179
  Accounts receivable                                               83,428
  Real estate inventories                                        3,269,230
  Prepaid expenses                                                  17,392
  Equipment and improvements - net                                    -
  Deposits                                                          88,114
  Investment in LLC                                                297,110
                                                               -----------
TOTAL ASSETS                                                   $ 3,984,453
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                                             $    84,709
  Accrued expenses                                                  83,427
  Retainage payable                                                 65,895
  Accrued construction expense                                     235,591
  Construction loan                                                937,810
  Notes payable                                                    471,495
                                                               -----------
TOTAL LIABILITIES                                                1,878,927
                                                               -----------
COMMITMENTS AND CONTINGENCIES                                         -

STOCKHOLDERS' EQUITY:
  Preferred stock (no par value) - authorized 5,000,000
   shares, no shares issued and outstanding
  Common stock (no par value) - authorized 20,000,000
   shares; 5,574,489 shares issued and outstanding               8,331,007
  Paid-in capital                                                  107,785
  Accumulated deficit                                           (6,333,266)
                                                               -----------
     Total stockholders' equity                                  2,105,526
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,984,453
                                                               ===========










The accompanying notes are an integral part of this statement.

                              CET SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                   2007             2006
                                                -----------      -----------

REVENUE                                         $ 2,102,670      $ 2,980,970

COST OF REVENUE:
  Direct                                          2,069,475        2,720,312
  Impairment costs                                  750,000             -
                                                -----------      -----------
     Gross (loss) profit                           (716,805)         260,658
                                                -----------      -----------

OPERATING EXPENSES:
  Selling, general and administrative expenses      704,559          643,350
                                                -----------      -----------
     Operating loss                              (1,421,364)        (382,692)
                                                -----------      -----------
OTHER INCOME (EXPENSE):
  Interest income                                    18,341           13,789
  Interest expense                                   (9,430)         (15,065)
  Gain on elimination of payables                      -              43,936
  Other income (expense), net                       147,893              936
                                                -----------      -----------
                                                    156,804           43,596
                                                -----------      -----------
NET LOSS                                        $(1,264,560)     $  (339,096)
                                                ===========      ===========

Basic and diluted loss per common share         $     (0.23)     $     (0.06)
                                                ===========      ===========
Weighted average number of common shares,
 basic and diluted                                5,559,914        5,554,489
                                                ===========      ===========













The accompanying notes are an integral part of these statements.

                               CET SERVICES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2007 and 2006




                                                                                       Total
                                   Common stock         Paid-in     Accumulated    stockholders'
                              Shares        Amount      capital       deficit         equity
                             ---------    ----------    --------    -----------    -------------
Balance at January 1, 2006   5,554,489    $8,331,007    $104,786    $(4,729,610)    $3,706,183

Net loss for the year                                                  (339,096)      (339,096)
                             ---------    ----------    --------    -----------     ----------
Balance at December 31,
  2006                       5,554,489    $8,331,007    $104,786    $(5,068,706)    $3,367,087

Common stock issued under
  severance agreement           20,000                     2,999                         2,999

Net loss for the year                                                (1,264,560)    (1,264,560)
                             ---------    ----------    --------    -----------     ----------
Balance at December 31,
  2007                       5,574,489    $8,331,007    $107,785    $(6,333,266)    $2,105,526
                             =========    ==========    ========    ===========     ==========
























The accompanying notes are an integral part of these statements.

                              CET SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                                  2007             2006
                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(1,264,560)     $  (339,096)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation                                        534            1,432
   Gain (loss) on disposal of equipment              2,500             (425)
   Gain on elimination of payables                    -             (43,936)
   Allowance for impairment of real estate         750,000             -
   Stock issued under severance agreement            2,999             -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable     (35,795)           22,124
    Increase (decrease) in accrued construction
     expense                                       235,591           (25,207)
    Decrease (increase) in prepaid expenses         14,127            (1,065)
    Increase in deposits                           (85,090)             -
    Decrease in real estate inventories            161,829           835,938
    (Decrease) increase in accounts payable        (24,849)           35,023
    Increase (decrease) in accrued expenses         26,546              (156)
    Increase (decrease) in retainage payable        65,895            (5,356)
                                               -----------      ------------
      Net cash (used in) provided by
       operating activities                       (150,273)          479,276
                                               -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in LLC                                 (16,720)          (17,023)
 Proceeds from sale of equipment                      -                  500
                                               -----------      ------------
      Net cash used in investing activities        (16,720)          (16,523)
                                               -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in restricted cash                          -               43,119
 Payments on notes payble                         (938,000)         (543,658)
 Proceeds from notes payable                          -              694,000
 Proceeds from (payments on) on construction
   loan                                            937,810          (652,322)
                                               -----------      ------------
     Net cash used in financing activities            (190)         (458,861)
                                               -----------      ------------
(Decrease) increase in cash                       (167,183)            3,892
                                               -----------      ------------
Cash at beginning of year                          396,362           392,470
                                               -----------      ------------
Cash at end of year                            $   229,179      $    396,362
                                               ===========      ============
                                  (continued)

                              CET SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (continued)


                                                 Years Ended December 31,
                                                  2007             2006
                                               -----------      -----------
Supplemental disclosures of cash flow
 information:
  Cash paid during the year
   Interest (including $7,705 in 2007 and
    $70,616 in 2006 capitalized to real
    estate inventories)                        $    17,135      $    85,681
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

Going concern and management's plans

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,265,000, which includes a $750,000 impairment loss related to its real estate, and $339,000 during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the Company has two notes; one of approximately $471,000 payable in June 2010 and a construction loan of $1,420,000, of which $938,000 has been drawn, payable in July 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern. The following paragraph describes management's plans with regard to these conditions.

In July 2007, the Company secured a $1.42 million construction loan for the construction of a retail/office building on Site IV of its initial redevelopment project in the City of Westminster, Colorado. The Company has a contract to sell the building and anticipates the closing to occur near the end of May 2008. at which time the construction loan will be paid.

On February 16, 2007, the Company entered into an Agreement and Plan of Merger with Zoi Interactive Technologies, Inc. On July 9, 2007 the Company terminated the agreement and continues to explore alternatives.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                   GENERAL

Consolidation

The consolidated financial statements include the accounts of CET Services, Inc., and its wholly-owned subsidiary. All significant inter-company transactions have been eliminated.

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The fair values of cash accounts, accounts receivable and accounts and retainage payable approximate their carrying amounts due to their short-term maturity. The carrying value approximates fair value for the construction loan and for notes payable, as their interest rates are variable market rates.

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

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk (Continued)

The Company's residential housing segment has one primary project which is expected to provide a significant portion of the Company's revenues and cash flow in the immediate future. If any unforeseen circumstance would interrupt the development and completion of this project, it would have a material adverse effect on the Company's financial position, results of operations, and liquidity.

Earnings per Share

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2007 and 2006, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the years ended December 31 2007 and 2006 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

Through March 1, 2005, the Company had an incentive stock option plan ("the Plan") which is more fully described in Note H. The Plan terminated on March 1, 2005, and no additional options may be granted under the Plan.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes such pronouncements do not have a material effect on the Company's financial statements.

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurement, ("FAS 157"), which establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years, and the interim periods within those fiscal years, beginning after November 15, 2008 for non-financial assets and liabilities, and is generally effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The Company is currently evaluating the potential impact of FAS No. 157 on its financial statements.

                         WATER/WASTE WATER SERVICES

Accounts Receivable

Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within thirty days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. At December 31, 2007, no allowance for doubtful accounts was determined to be necessary.

During the second quarter of 2007, the Company recorded $147,125 of other income upon the recovery of bad debt written off in 2001 related to the Company's former commercial remediation operations (a line of business in which the Company no longer operates).

Contracts

As noted in previous reports, the Company has essentially withdrawn from the Water/Waste Water Services business. Service continues to be provided to one customer, Centennial Water & Sanitation District (Note-M), which accounted for less than 18% of 2007 revenues. Basically, the services are provided under fixed-price contracts where revenue is recorded as costs are incurred as a percentage of estimated total costs. Due to uncertainties in the estimation process, actual results could differ from estimates used.

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contracts (Continued)

Provisions for losses on uncompleted contracts are made in the period in which such losses are determined. Recoveries are recorded to revenue when received.

In the first quarter of 2006, the Company determined that payables incurred in 2000 in connection with the Company's former commercial remediation operations, (a line of business in which the Company no longer operates), had been legally released. Accordingly, the Company recorded a non-operating gain of $43,936 on the elimination of the payables.

                            PROPERTY DEVELOPMENT

Real Estate Inventories

Real estate inventories consist of land and land under development, finished lots and a retail/office building under construction. All direct costs, including land, home construction costs, interest and real estate taxes, and indirect costs related to construction or development are capitalized during the construction and development period. Land and improvement costs are allocated within a project based on relative sales value.

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

NOTE C - REAL ESTATE INVENTORIES AND IMPAIRMENT

Real estate inventories at December 31 consist of the following:

                                                         2007
                                                      ----------
     Retail/office building                           $1,619,052
     Apartment building                                  252,720
     Land - Westminster                                  417,000
     Land - Aurora                                       980,458
                                                      ----------
                                                      $3,269,230
                                                      ==========
                                     F-11


                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - REAL ESTATE INVENTORIES AND IMPAIRMENT (Continued)

In June 2007, the Company recorded a $750,000 impairment charge related to the property on Idalia Court in Aurora, Colorado. This charge reflects recent market conditions in the residential housing industry and was based on appraisals obtained for certain real estate properties.

NOTE D - CONSTRUCTION LOAN

In July 2007, the Company secured a $1.42 million construction loan from a bank to construct an 11,200 sq. ft. office building in Westminster, Colorado. The loan is for a term of one year bearing interest at prime plus 0.75% (8.0% at December 31, 2007). As of December 31, 2007, the Company has $937,810 outstanding on this loan.

NOTE E - NOTES PAYABLE

In June 2006, the Company signed a promissory note in the amount of $694,000 (of which $451,000 was drawn) with a local lender to finance the purchase and the remodeling of a retail/office building and the purchase of an adjacent industrial building located in Wheat Ridge, Colorado. The note was for a term of one year bearing interest at prime plus 0.75% with monthly interest-only payments. The principal was due at maturity and the loan was collateralized by a first deed of trust on the property. This note was paid in full on April 10, 2007, upon the sale of the property.

In May 2005, the Company, supplemented by $100,000 available under a November 2004 development agreement with the City of Westminster, purchased two properties in a redevelopment area within the City. The Company obtained two notes, $126,000 and $200,000, from a local lender to complete the purchase. The notes were for a term of two years bearing interest at prime plus 0.75%, with monthly interest-only payments. The principal was due at maturity, and the notes were collateralized by a first deed of trust on the properties. The notes were paid in full on May 2, 2007.

In April 2005, the Company obtained a loan in the amount of $161,000 from a local lender to replace a $161,000 draw note which financed the purchase of a property located in Westminster, Colorado. The loan was repaid on January 9, 2007 and bore interest at the rate of prime plus 0.75% with monthly interest-only payments.

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

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - INVESTMENT

In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. The Company has approval to construct 54 residential townhomes. There were no management fees in connection therewith during the years ended December 30, 2007 and 2006. As of December 31 2007, the Company has invested approximately $297,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the year ended December 31, 2007. This property is currently listed for sale with a local real estate broker.

NOTE G - DEPOSITS

At December 31, 2007, deposits include $85,000 deposited with the City of Westminster in lieu of a private improvement bond. The $85,000 is expected to be refunded when the Company completes the construction of the retail/office building in Westminster, Colorado.

NOTE H - STOCK OPTIONS

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

In September 2007, the Company granted options to purchase 10,000 shares of common stock to a director. The options have an exercise price of $0.25 per share, are immediately exercisable and have a term of one year. The fair value of these options, calculated using a Black-Scholes option pricing

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - STOCK OPTIONS (Continued)

model, was not significant. The assumptions used in the Black-Scholes model were; no expected dividends, expected volatility of 189%, risk free interest rate of 4.5% and an expected life of one year.

A summary of the status of the Plan follows:

                                                                Weighted
                                                             average exercise
                                                  Shares     price per share
                                                  ------     ----------------
Outstanding at January 1, 2006                    72,500          $0.48
 Granted                                            -               -
 Exercised                                          -               -
 Canceled                                           -               -
                                                  ------          -----
Outstanding at December 31, 2006                  72,500          $0.48
                                                  ------          -----
Total exercisable at December 31, 2006            72,500          $0.48
                                                  ======          =====

                                                                Weighted
                                                             average exercise
                                                  Shares     price per share
                                                  ------     ----------------
Outstanding at January 1, 2007                    72,500          $0.48
 Granted                                          10,000           0.25
 Exercised                                          -               -
 Canceled                                        (30,000)          0.36
                                                  ------          -----
Outstanding at December 31, 2007                  52,500          $0.50
                                                  ------          -----
Total exercisable at December 31, 2007            52,500          $0.50
                                                  ======          =====

The following information applies to options outstanding and exercisable at December 31, 2007:

                                          Weighted
                                           average       Weighted
                                          remaining      average
Range of                   Number        contractual     exercise
exercise prices          outstanding     life (years)     price
---------------          -----------     ------------    --------
$0.25 - $0.50              45,000            1.94         $0.37
$1.30 - $1.95               7,500            1.44         $1.31
                           ------
                           52,500
                           ======

The intrinsic value of all of the Company's options at December 31, 2007 is not significant.

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - TAXES ON INCOME

At December 31, 2007, the Company has net operating loss carry forwards for regular income tax purposes of approximately $7.0 million that expire in various amounts in years 2018 through 2027.

Realization of the deferred tax asset depends on achieving future taxable income. The Company incurred losses in recent years and does not consider it sufficiently likely that the Company will realize the benefit of the deferred tax asset and, accordingly, has recorded a valuation allowance equal to the deferred tax asset.

Deferred tax assets and liabilities consist of the following at December 31:

                                        2007
                                     ----------
      NOL carryforward                2,398,000
      Less Valuation reserve         (2,398,000)
                                     ----------
                                     $    -
                                     =========

Reconciliation between the expected federal income tax expense computed by applying the Federal statutory rate to income before income taxes and the actual provision (benefit) for taxes on income for the year ended December 31 is as follows:

                                       2007             2006
                                    ----------       ----------
     Expected income tax benefit
      at statutory rate             $ (140,000)      $ (115,300)
     Change in valuation reserve       155,500          128,100
     State taxes                       (15,500)         (12,800)
     Other                                -                -
                                    ----------       ----------
                                    $     -          $     -
                                    ==========       ==========

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

                              CET SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE I - TAXES ON INCOME (Continued)

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

NOTE J - LEASE COMMITMENTS

The Company is obligated under an operating lease for its facility. The lease expires in August 2008. The lease also provides for payments of taxes and certain common area costs and expenses.

The following is a summary of the future minimum rent due under the lease at December 31, 2007:

     Year ending December 31,
     ------------------------
              2008                   $ 26,400

Total rent expense for the years ended December 31, 2007 and 2006 was $43,116 and $41,606, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

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

On September 24, 2007, the Company entered into severance agreements with its CFO and Secretary of the Company. The agreements have a three year term and provide for severance payments of 50% of annual salary plus 32,500 shares of the Company's common stock to the CFO, and 50% of annual salary plus 20,000 shares of the Company's common stock to the Secretary of the Company. The severance payments are payable upon termination of employment with the Company. The Secretary of the Company terminated employment on October 8, 2007. At December 31, 2007, the Company has accrued $54,876 under the severance agreements.

                              CET SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - SEGMENT INFORMATION

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

                                             Water/
                                Residential  wastewater
December 31, 2007               Housing      Services    Corporate  Total
-----------------               -----------  ----------  ---------  -------
Revenue                         $ 1,725      $ 378       $  -       $ 2,103

Segment profit (loss)              (735)        18        (548)      (1,265)

Interest income                    -            -           18           18
Interest expense                   -            -           (9)          (9)
Depreciation and amortization                   -            1            1
Segment assets                    3,651         -          333        3,984

December 31, 2006
-----------------
Revenue                         $ 2,660      $ 321       $  -       $ 2,981
Segment profit (loss)               245         15        (599)        (339)
Interest income                    -            -           14           14
Interest expense                   -            -          (15)         (15)
Depreciation                       -            -            1            1
Segment assets                   4,181          -          762        4,943

NOTE M - RELATED PARTY TRANSACTIONS

The Company sells water it acquires under a water lease to the Centennial Water & Sanitation District. John D. Hendrick, a Director of the Company, is the General Manager of the Centennial Water & Sanitation District. The Centennial Water & Sanitation District makes payments to an escrow agent who distributes the funds primarily to the lessor and the remainder to the Company. During 2007 and 2006, the Company invoiced the Centennial Water & Sanitation District $377,594 and $320,750, respectively, and recorded a profit of $17,880 and $15,303, respectively, under this arrangement.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CET SERVICES, INC.


Dated:  April 3, 2008                By/s/ Steven H. Davis
                                       Steven H. Davis
                                       President and Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

             Signature                   Capacity                Date



/s/ Steven H. Davis              President,                  April 3, 2008
Steven H. Davis                  Chief Executive Officer,
                                 and Director



/s/ Craig C. Barto               Director                    April 3, 2008
Craig C. Barto



/s/ John D. Hendrick             Director                    April 3, 2008
John D. Hendrick



/s/ Dale W. Bleck                Chief Financial Officer     April 4, 2008
Dale W. Bleck