Form 10QSB
period 2008-03-31
CET SERVICES INC
filed 2008-05-15
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB

                                 (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2008

      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from  ________  to  ________.


                        Commission File Number 1-13852

                             CET Services, Inc.
        (Exact name of small business issuer as specified in its charter)

         California                                  33-0285964
(State or other jurisdiction              IRS Employer Identification No.)

             12503 E Euclid Dr #30, Centennial, CO       80111
            (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (720) 875-9115


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X].

As of May 14, 2008, 5,606,989 shares of common stock, no par value per share, were outstanding.


                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                              CET SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                 March 31,
                                                   2008         December 31,
                                                (unaudited)         2007
                                                -----------     ------------
ASSETS
  Cash                                          $    55,856     $   229,179
  Accounts receivable                                63,045          83,428
  Real estate inventories                         3,420,070       3,269,230
  Prepaid expenses and other receivables             11,897          17,392
  Deposits                                           88,114          88,114
  Investment in LLC                                 318,963         297,110
                                                -----------     -----------
TOTAL ASSETS                                    $ 3,957,945     $ 3,984,453
                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable                              $   115,224     $    84,709
  Accrued expenses                                    2,519          83,427
  Accrued construction expense                       88,691         235,591
  Retainage payable                                  15,431          65,895
  Construction loan                               1,261,333         937,810
  Notes payable                                     471,495         471,495
                                                -----------     -----------
TOTAL LIABILITIES                                 1,954,693       1,878,927
                                                -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock (no par value) - authorized
   20,000,000 shares; 5,574,489 shares
   issued and outstanding                         8,331,007       8,331,007
  Paid-in capital                                   107,785         107,785
  Accumulated deficit                            (6,435,540)     (6,333,266)
                                                -----------     -----------
  Total stockholders' equity                      2,003,252       2,105,526
                                                -----------     -----------
                                                $ 3,957,945     $ 3,984,453
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

                             CET SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three Months Ended
                                               -------------------------
                                                March 31,      March 31,
                                                  2008           2007
                                               ----------     ----------

REVENUE                                        $   99,025     $  571,937

COST OF REVENUE                                    94,762        561,069
                                               ----------     ----------
     Gross profit                                   4,263         10,868

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        104,169        193,426
                                               ----------     ----------
     Operating loss                               (99,906)      (182,558)
                                               ----------     ----------

OTHER INCOME (EXPENSE):
  Interest (expense) income                        (1,568)         4,053
  Other (expense) income                             (800)           525
                                               ----------     ----------
                                                   (2,368)         4,578
                                               ----------     ----------
NET LOSS                                       $ (102,274)    $ (177,980)
                                               ==========     ==========

Net loss per common share - basic and diluted  $    (0.02)    $    (0.03)
                                               ==========     ==========

Weighted average number of common shares
  outstanding                                   5,574,489      5,554,489
                                               ==========     ==========
















The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                  -------------------------
                                                   March 31,      March 31,
                                                     2008           2007
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (102,274)    $ (177,980)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
    Depreciation and amortization                                       320
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable       20,383        (19,238)
     Decrease (increase) in prepaid expenses
      and other receivables                            5,495         (5,911)
     (Increase) decrease in real estate
      inventories                                   (150,840)       383,074
     Increase in accounts payable                     30,515         49,831
     Decrease in retainage payable                   (50,464)          -
     Decrease in accrued construction expense       (146,900)          -
     Decrease in accrued expenses                    (80,908)       (23,519)
                                                  ----------     ----------
      Net cash (used in) provided by operating
       activities                                   (474,993)       206,577
                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC                                  (21,853)       (14,575)
                                                  ----------     ----------
      Net cash used in investing activities          (21,853)       (14,575)
                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) construction loan      323,523           -
  Payments on notes payable                             -          (161,000)
                                                  ----------     ----------
      Net cash provided by (used in)
       financing activities                          323,523       (161,000)
                                                  ----------     ----------

NET (DECREASE) INCREASE IN CASH                     (173,323)        31,002

CASH AT BEGINNING OF PERIOD                          229,179        396,362
                                                  ----------     ----------
CASH AT END OF PERIOD                             $   55,856     $  427,364
                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              CET SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2008

Note 1. Basis of Presentation and Proposed Merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $102,274 and has notes payable of $471,495 due in June 2010, and has a construction loan of $1,420,000 of which $1,261,333 had been drawn at March 31, 2008, due in July 2008.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In July 2007, the Company secured the $1.42 million construction loan for the construction of a retail/office building on Site IV of its initial redevelopment project in the City of Westminster, Colorado. The Company has a contract to sell the building and anticipates the closing to occur near the end of May 2008 at which time the construction loan will be paid.

On May 8, 2008, CET Services, Inc. (the "Company" or "CET") entered into an Agreement and Plan of Merger by and among the Company, BioMedical Technology Solutions, Inc., a Colorado corporation ("BMTS") and CET Acquisition Corp., a subsidiary of CET to be formed as a Colorado corporation ("CETAC") (the "Merger Agreement").

Under the terms of the Merger Agreement, CETAC will merge into BMTS, BMTS will become a wholly-owned subsidiary of CET, and the shareholders of BMTS will receive shares of CET common stock in exchange for their BMTS shares ("Merger"). The Merger Agreement further provides that CET will issue to the shareholders of BMTS a total of approximately 78,994,826 shares of CET common stock and will assume all of BMTS's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock. The exact number of shares to be issued in exchange for the BMTS shares will be adjusted at closing so that the total number of CET shares issued to the BMTS shareholders will represent, when issued, 94% of the total issued and outstanding shares of CET on a fully diluted basis. The Merger, when consummated, will result in a change in control of CET.

Subject to certain conditions, the Merger Agreement also provides for certain ancillary transactions,("Ancillary Transactions") including (i) that CET will change its jurisdiction of incorporation from California to Colorado and change its name to "BioMedical Technology Solutions, Inc.", (ii) that CET will increased its authorized capital to consist of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, (iii) that CET will undertake a reverse split of its outstanding securities at a future date and on a basis determined by the Board of Directors, and (iv) that CET adopt an Equity Incentive Plan. In addition, the directors and officers of the combined company will be designated by BMTS, and the companies anticipate that these individuals will consist of the officers and directors of BMTS immediately before the Merger. The closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction of customary conditions, including approval of the Merger and Ancillary Transactions by the stockholders of CET, the approval of the Merger by the stockholders of BMTS. The transaction is expected to close by June 30, 2008.

Prior to the Effective Date of the Merger all ownership of Community Builders, Inc., CET's wholly owned subsidiary, shall be transferred and assigned by CET to Steve Davis, the Company's CEO and Principal Accounting Officer, or his designee, so as to divest CET of all right, title and interest in Community Builders. This proposed transaction will essentially result in the assignment of real estate inventories with a carrying value of $675,000 at March 31, 2008 to Mr. Davis or his designee in exchange for cash of $510,000.

BioMedical Technology Solutions, Inc. is a privately held corporation, located in Englewood, Colorado, which sells and leases devices that convert infectious biomedical waste into non-biohazardous material using the patented Demolizer[R] technology which it owns. BMTS's products provide safe, environmentally sound, biomedical waste treatment solutions for medical, dental and veterinary offices, nursing homes, assisted living facilities, and other health care facilities

Note 2. Earnings Per Share. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

In 2008 and 2007, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31 2008 and 2007 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

At March 31, 2008, the Company had outstanding options to purchase 52,500 shares of common stock at $.20 to $1.31 per share at December 31, 2007. All options are exercisable at March 31, 2008. The intrinsic value of all of the Company's options at March 31, 2008 is not significant.

Note 4. Segment Information and Concentrations. The Company operates in two business segments - water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

Three months ended:   Residential   Water/wastewater
March 31, 2008        Housing       Services           Corporate   Total
-------------------   -----------   ----------------   ---------   ------
 Revenues               $ -             $ 99             $  -      $   99
 Net income (loss)      $ -             $  4             $(106)    $ (102)
 Segment assets         $3,824          $ -              $ 134     $3,958

Three months ended:   Residential   Water/wastewater
March 31, 2007        Housing       Services           Corporate   Total
-------------------   -----------   ----------------   ---------   ------
 Revenues               $   469         $103             $  -      $  572
 Net income (loss)      $     6         $  5             $(189)    $ (178)
 Segment assets         $ 4,093         $ -              $ 537     $4,630

As of and for the three months ended March 31, 2008 and 2007, one customer accounted for 100% of total accounts receivable and wastewater revenues.

Note 5.   Real Estate Inventories.

Real estate inventories consist of the following (in thousands):

                              March 31, 2008       December 31, 2007
                              --------------       -----------------

   Retail/office building         $1,753                 $1,619
   Apartment building                425                    417
   Land - Westminster                251                    253
   Land - Aurora                     991                    980
                                  ------                 ------
                                  $3,420                 $3,269
                                  ======                 ======

Note 6. Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the three months ended March 31, 2008. As of March 31 2008, the Company has invested approximately $319,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the three months ended March 31, 2008. This property is currently listed for sale with a local real estate broker.

Note 7. Deposits. At March 31, 2008, deposits include $85,000 deposited with the City of Westminster in lieu of a private improvement bond. The $85,000 is expected to be refunded when the Company completes the construction of an office building in Westminster, Colorado.

Note 8. Construction Loan. In July 2007, the Company secured a $1.42 million construction loan from a bank to construct an 11,200 sq. ft. office building in Westminster, Colorado. The loan is for a term of one year bearing interest at prime plus 0.75% (6.0% at March 31, 2008). As of March 31, 2008, the Company has $1,261,333 outstanding on this loan.

Note 9. Notes Payable. In June 2004, the Company signed a Brownfields Cleanup Revolving Loan Fund Agreement with the City of Aurora, Colorado, for approximately $471,000, to finance the remediation of a five-acre site on which the Company has approval to construct 54 residential townhomes. The loan is for a period of three years with interest at 2% per annum payable monthly. In June 2007, the Company signed a First Amendment to the Brownfields Cleanup Revolving Loan Fund Agreement which extends the loan for an additional three year period. The principal is to be repaid at 1/54th of the outstanding balance within 30 days of each residential unit sale, and the loan is collateralized by a deed of trust on the property. This property is listed for sale with a local real estate broker.

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

     On May 8, 2008, the Company entered into an Agreement and Plan of Merger by and among the Company, BioMedical Technology Solutions, Inc., a Colorado corporation ("BMTS") and CET Acquisition Corp., a subsidiary of CET to be formed as a Colorado corporation ("CETAC") (the "Merger Agreement"). Prior to the Effective Date of the Merger, CET shall form and organize a new subsidiary, CET Sub, and all ownership of Community Builders, Inc. shall be transferred and assigned by CET to Steve Davis, or his designee, so as to divest CET of all right, title and interest in Community Builders. Upon completion of the merger, the Company expects to wind-down its real estate operations. Additional information is available on the Company's Form 8-K filing on May 14, 2008.

Results of Operations

     Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31,
2007

     Revenue. Revenues for the first quarter of 2008 were $99,025, down from the $571,937 reported for the year-earlier period. Water services activity accounted for 100% of the revenue in the first quarter 2008. In the first quarter of the prior year, the sale of housing units accounted for 82% of revenues and water services accounted for 18% of revenues.

     Cost of Revenue. Cost of revenue for the March 2008 period was $94,762, down from the $561,069 recorded in the first quarter of 2007, reflecting the decrease in residential housing sales

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $104,169, down from the year-earlier comparable of $193,426, largely as a result of a decrease in salaries and legal and accounting fees associated with the proposed reverse merger that was terminated on July 9, 2007.

     Other Income (Expense). Other expense of $2,368 was recorded in the first quarter of 2008 as compared to other income of $4,578 in the respective period of 2007.

     Net Loss. For the first quarter of 2008, a net loss of $102,274 or $0.02 a share was recorded compared to a net loss of $177,980, or $0.03 a share, in the first quarter of 2007. The decrease in net loss was mainly attributable to the decrease in selling, general and administrative costs.

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

     In November 2004, the Company executed a development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005. The Company has obtained a construction loan (see Note 8 - Construction Loan) to finance the construction of an office building. The Company has a contract to sell the building. The Company has deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project (see Note 7 - Deposits).

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through March 31, 2008, the Company has invested approximately $319,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     The Company's financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the three months ended March 31, 2008 we incurred a net loss of $102,274 and we had notes payable of $471,495 due in June 2010 and we have a construction loan of $1,420,000 of which $1,261,333 had been drawn at March 31, 2008, due in July 2008. The report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

                                  Payments Due By Period
                          ---------------------------------------
     Contractual                         Less Than
     Obligations             Total        1 Year        1-3 Years
     -----------          ----------     ----------     ---------
     Operating Leases     $   16,582     $   16,582     $   -
     Construction Loan     1,261,333      1,261,333         -
     Notes Payable           471,495           -         471,495
                          ----------     ----------     --------
       Total              $1,749,410     $1,277,915     $471,495
                          ==========     ==========     ========

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of March 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as March 31, 2008.

     Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

     On April 16, 2008 the Company and Dale Bleck, Chief Financial Officer of the Company, mutually agreed to the termination of Mr. Bleck's services as Chief Financial Officer of the Company. Effective April 16, 2008, Steven H. Davis, the Company's President and CEO, assumed all the responsibilities of the Principal Financial Officer of the Company. As a result, the controls have changed as Mr. Bleck no longer serves as Chief Financial Officer.


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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

     The following exhibits are filed herewith:


Exhibit 31 Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of Chief Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CET SERVICES, INC.



Dated:  May 14, 2008                   By:/s/ Steven H. Davis
                                          Steven H. Davis, President and
                                          Principal Financial and Accounting
                                          Officer