Form 10-Q
period 2008-08-05
CET SERVICES INC
filed 2008-08-07
CIK 944627

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                        Accelerated filer  [  ]
Non-accelerated filer (Do not check if a smaller     Smaller reporting
reporting company)  [  ]                             company  [ X]


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   [  ] Yes     [ X]  No

As of August 1, 2008, 5,606,989 shares of common stock, no par value per share, were outstanding.


                                    PART I
                             FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                               CET SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS




                                       June 30, 2008       December 31, 2007
                                        (unaudited)
                                     -----------------      -----------------
ASSETS
Cash                                     $  333,242          $   229,179
Accounts receivable                          21,119               83,428
Real estate inventories                   1,664,090            3,269,230
Prepaid expenses and other receivables        8,217               17,392
Deposits                                     14,123               88,114
Investment in LLC                           318,963              297,110
                                     -----------------      -----------------
TOTAL ASSETS                            $ 2,359,754           $3,984,453
                                     =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $    31,807          $    84,709
Accrued expenses                              6,515               83,427
Accrued construction expense                      -              235,591
Construction loan                                 -              937,810
Retainage Payable                                 -               65,895
Notes payable                               471,495              471,495
                                     -----------------      ----------------
TOTAL LIABILITIES	                    509,817            1,878,927
                                     -----------------      ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock (no par value) - authorized
20,000,000 shares; 5,606,989 shares
issued and outstanding                    8,331,007            8,331,007
Paid-in capital                             112,662              107,785
Accumulated deficit                      (6,593,732)           6,333,266)
                                     -----------------      -----------------
Total stockholders' equity                1,849,937            2,105,526
                                     -----------------      -----------------
                                      $   2,359,754          $ 3,984,453
                                     =================      =================





The accompanying notes are an integral part of these financial statements.



                              CET SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                  Three Months Ended
                                            June 30, 2008    June 30, 2007
                                           ----------------  ----------------
REVENUE                                     $  1,795,406     $   1,341,193

COST OF REVENUE:
Direct                                         1,870,834         2,077,866
                                           ----------------  ----------------
Gross (loss) profit                              (75,428)         (736,673)
                                           ----------------  ----------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        80,738           158,801
                                           ----------------  ----------------
Operating (loss) income                         (156,166)         (895,474)
                                           ----------------  ----------------
OTHER INCOME (EXPENSE):
Interest (expense) income                         (2,025)             2,995
Other income                                            -           147,180
                                           ----------------  ----------------
                                                  (2,025)           150,175
                                           ----------------  ----------------
NET LOSS                                    $   (158,191)     $    (745,299)
                                           ================  ================
Net loss per common share -
basic and diluted                           $      (0.03)     $       (0.13)

Weighted average number of common
shares outstanding                              5,606,989          5,554,489
                                           ================  ================




The accompanying notes are an integral part of these financial statements.














                            CET SERVICES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                   Six Months Ended
                                         June 30, 2008          June 30, 2007
                                         --------------         -------------
REVENUE                                   $  1,894,431          $  1,913,130

COST OF REVENUE                              1,965,596             2,638,935
                                         -------------          -------------
Gross loss                                     (71,165)             (725,805)
                                         -------------          -------------
SELLING, GENERAL & ADMINISTRATIVE EXPENSES     184,908               352,227
                                         -------------          -------------
Operating loss                                (256,073)           (1,078,032)
                                         -------------          -------------
OTHER INCOME (EXPENSE):
Interest (expense) income                       (3,593)                7,048
Other (expense) income                            (800)              147,705
                                         -------------          -------------
                                                (4,393)              154,753
                                         --------------        --------------
NET LOSS                                 $    (260,466)         $   (923,279)
                                         ==============       ===============
Net loss per common share -
basic and diluted                        $       (0.05)         $      (0.17)
                                         ==============       ===============
Weighted average number of
common shares outstanding                     5,606,989	        5,554,489
                                         ==============       ===============





   The accompanying notes are an integral part of these financial statements.


















                               CET SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Six Months Ended
                                         June 30, 2008          June 30, 2007
                                        -----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $   (260,466)         $    (923,279)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                        -                   534
Real estate impairment                               -               750,000
Non-cash compensation                                -                 2,500
Stock issued under severance agreements          4,877                     -
Changes in operating assets and liabilities:
Decrease in accounts receivable                 62,309                22,799
Decrease (increase) in prepaid expenses
and other receivables                            9,175              (141,025)
Decrease in real estate inventories          1,605,140              1,402,447
Decrease (increase) in deposits
and other assets                                73,991               (85,090)
(Decrease) increase in accounts payable        (52,902)                30,257
(Decrease) increase in retainage payable       (65,895)                11,038
Decrease in accrued construction expense      (235,591)                     -
Decrease in accrued expenses                   (76,912)              (16,624)
                                            -------------      --------------
  Net cash provided by operating activities   1,063,726             1,053,557
                                            -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in LLC                            (21,853)              (16,633)
                                            -------------      --------------
  Net cash used in investing activities        (21,853)              (16,633)
                                            -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on construction loan               (937,810)                  -
  Payments on notes payable                       -                 (938,000)
                                            -------------      --------------
  Net cash used in financing activities	    (937,810)             (938,000)
                                            -------------      --------------
NET INCREASE IN CASH                            104,063                98,924
                                            -------------      --------------
CASH AT BEGINNING OF PERIOD                     229,179               396,362
                                            -------------      --------------
CASH AT END OF PERIOD                       $   333,242               495,286
                                            =============      ==============


   The accompanying notes are an integral part of these financial statements.








                             CET SERVICES, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 2007

Note 1. Basis of Presentation and Proposed Merger. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and
Item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. For further information, refer to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

     In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of and for the six months ended June 30, 2008, the Company reported a net loss of $260,466 and has notes payable of $471,495 due in June 2010.

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

     Under the terms of the Merger Agreement, CETAC will merge into BMTS, BMTS would become a wholly-owned subsidiary of CET, and the shareholders of BMTS will receive shares of CET common stock in exchange for their BMTS shares ("Merger"). The Merger Agreement further provides that CET would issue to the shareholders of BMTS a total of approximately 78,994,826 shares of CET common stock and will assume all of BMTS's outstanding options, warrants and convertible debt, which convertible securities will become exercisable for CET common stock. The exact number of shares to be issued in exchange for the BMTS shares will be adjusted at closing so that the total number of CET shares issued to the BMTS shareholders will represent, when issued, 94% of the total issued and outstanding shares of CET on a fully diluted basis. The Merger, when consummated, will result in a change in control of CET.

     Subject to certain conditions, the Merger Agreement also provides for certain ancillary transactions,("Ancillary Transactions") including (i) that CET will change its jurisdiction of incorporation from California to Colorado and change its name to "BioMedical Technology Solutions, Inc.", (ii) that CET will increased its authorized capital to consist of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, (iii) that CET will undertake a reverse split of its outstanding securities at a future date and on a basis determined by the Board of Directors, and (iv) that CET adopt an Equity Incentive Plan. In addition, the directors and officers of the combined company will be designated by BMTS, and the companies anticipate that these individuals will consist of the officers and directors of BMTS immediately before the Merger. The closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction of customary conditions, including approval of the Merger and Ancillary Transactions by the stockholders of CET, the approval of the Merger by the stockholders of BMTS. The transaction is expected to close by August 15, 2008.

     Prior to the Effective Date of the Merger all ownership of Community Builders, Inc., CET's wholly owned subsidiary, shall be transferred and assigned by CET to Steve Davis, the Company's CEO and Principal Accounting Officer, or his designee, so as to divest CET of all right, title and interest in Community Builders. This proposed transaction will essentially result in the assignment of real estate inventories with a carrying value of $673,000 at June 30, 2008 to Mr. Davis or his designee in exchange for cash of $510,000.

     BioMedical Technology Solutions, Inc. is a privately held corporation, located in Englewood, Colorado, which sells and leases devices that convert infectious biomedical waste into non-biohazardous material using the patented Demolizer(R) technology which it owns. BMTS's products provide safe, environmentally sound, biomedical waste treatment solutions for medical, dental and veterinary offices, nursing homes, assisted living facilities, and other health care facilities

Note 2. Earnings Per Share. The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities such as convertible debt, options and warrants, diluted EPS.

     In 2008 and 2007, basic loss per share data was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the six months ended June 30 2008 and 2007 diluted loss per share is equivalent to basic loss per share since the computation does not give effect to potentially dilutive securities including stock options and warrants, as their effect would have been anti-dilutive.

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

     At June 30, 2008, the Company had outstanding options to purchase 20,000 shares of common stock at $.25 to $.32 per share. All options are exercisable at June 30, 2008. The intrinsic value of all of the Company's options at June 30, 2008 is not significant.


Note 4. Segment Information and Concentrations. The Company operates in two business segments - water/wastewater services, and residential housing development and construction. All of the Company's operations and customers are located in Colorado. A summary of the Company's business segments is shown below (in thousands).

Three months ended:       Residential   Water/wastewater
June 30, 2008             Housing       Services          Corporate     Total
---------------------     ---------------------------------------------------
     Revenues             $  1,723      $  72             $  -         $1,795

     Net income (loss)    $   (79)      $  4              $ (83)       $(158)

     Segment assets       $  1,983      $ -               $  377       $2,360

Three months ended:       Residential   Water/wastewater
June 30, 2007             Housing       Services          Corporate     Total
---------------------     ---------------------------------------------------
     Revenues             $  1,256      $  85             $   -        $1,341

     Net income (loss)    $   (746)     $   4             $  (3)       $(745)

     Segment assets       $   2,324     $   -             $  782       $3,106

Six months ended:         Residential   Water/wastewater
June 30, 2008             Housing       Services          Corporate     Total
---------------------     ---------------------------------------------------
     Revenues              $  1,723     $ 171             $   -        $1,894

     Net income (loss)     $   (79)     $   8             $ (189)      $(260)

     Segment assets        $  1,983     $   -             $  377       $2,360

Six months ended:         Residential   Water/wastewater
June 30, 2007             Housing       Services          Corporate     Total
---------------------     ---------------------------------------------------
     Revenues              $  1,725     $ 188             $   -        $1,913

     Net income (loss)     $  (740)     $   9             $ (192)      $(923)

     Segment assets        $  2,324     $   -             $   782      $3,106


          As of and for the three and six months ended June 30, 2008 and 2007, one customer accounted for 100% of total accounts receivable and wastewater revenues.



     Note 5.  Real Estate Inventories.

     Real estate inventories consist of the following (in thousands):

                                          June 30, 2008     December 31, 2007

     Retail/office building                  $     -               $1,619
          Apartment building                     248                  253
          Land - Westminster                     425                  417
          Land - Aurora                          991                  980
                                             ----------          -----------
                                              $1,664               $3,269
                                             ==========          ===========

Note 6. Investment. In January 2005 the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company accounts for this investment using the equity method of accounting. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the six months ended June 30, 2008. As of June 30 2008, the Company has invested approximately $319,000 to develop this project. Profits and losses, which are generally to be allocated 50% to the Company and 50% to the other owner, were not material for the six months ended June 30, 2008. This property is currently listed for sale with a local real estate broker.

Note 7. Deposits. At June 30, 2008, deposits include $11,000 deposited with the City of Westminster in lieu of a private improvement bond. In April 2008, the Company received $74,000 of the original $85,000 deposited with the City. The $11,000 is expected to be refunded in April 2009 when the Company completes the warranty on an office building in Westminster, Colorado.

Note 8. Construction Loan. In July 2007, the Company secured a $1.42 million construction loan from a bank to construct an 11,200 sq. ft. office building in Westminster, Colorado. The loan is for a term of one year bearing interest at prime plus 0.75%. The loan was paid in full upon sale of the office building in June 2008.

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


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains forward-looking statements, and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     On May 8, 2008, the Company entered into an Agreement and Plan of Merger by and among the Company, BioMedical Technology Solutions, Inc., a Colorado corporation ("BMTS") and CET Acquisition Corp., a subsidiary of CET to be formed as a Colorado corporation ("CETAC") (the "Merger Agreement"). Upon completion of the merger, the Company expects to wind-down its real estate operations. Additional information about this plan of merger is included in
Note 1 of the accompanying consolidated financial statements.

Results of Operations
Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

     Revenue. Revenues for the second quarter of 2008 were $1,795,406, up from the $1,341,193 reported for the year-earlier period. The sale of an office building accounted for 96% of the revenue with water services accounting for the remaining 4%. In the year earlier period, the sale of a commercial building and the sale of a housing unit accounted for 94% of revenues and the remaining 6% of revenue arose from water services.

     Cost of Revenue. Cost of revenue for the June 2008 period was $1,870,834, down from the $2,077,866 recorded in the second quarter of 2007. Additional costs of approximately $25,000, which includes interest, property taxes and utilities, were incurred due to a delay in the closing of the sale of the office building which is reflected in cost of revenue. In the second quarter of 2007, a $750,000 impairment charge related to certain of the Company's real estate properties was recorded.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $80,738, down from the year-earlier comparable of $158,801, largely as a result of a decrease in salaries.

     Other Income (Expense). Other expense of $2,025 was recorded in the second quarter of 2008 as compared to other income of $150,175 in the respective period of 2007 in which a gain of $147,125 was realized from the recovery of a previously written-off bad debt from 2001.

     Net Loss. For the second quarter of 2008, a net loss of $158,191 or $0.03 a share was recorded compared to a net loss of $745,299, or $0.13 a share, in the second quarter of 2007. The decrease in net loss was mainly attributable to the $750,000 allowance for impaired real estate recorded in the second quarter of 2007.

Results of Operations

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

     Revenue. Revenues were $1,894,431, down slightly from the $1,913,130 reported for the year-earlier period. An office building was sold in the current period and an industrial building and housing units were sold in the prior period. Water services activity accounted for 9% and 10% of revenues in the respective periods.

     Cost of Revenue. Cost of revenue was $1,965,596, down from the $2,638,935 recorded in 2007, reflecting a $750,000 impairment charge related to certain of the Company's real estate properties. This charge reflects market conditions in the residential housing industry and was based on appraisals obtained for certain real estate properties.

     Selling, General & Administrative Costs. Selling, General and Administrative costs were $ 184,908, down from $352,227 in the first half of 2007, reflecting lower salaries and benefit costs.

     Other Income. Other expense was $4,393 in the second quarter of 2008 and other income of $154,753 was recorded in the respective period of 2007 reflecting the recovery of a previously written-off bad debt from 2001.

     Net Loss. A net loss of $260,466, or $0.05 a share was incurred during the six months ended June 30, 2008, compared to the net loss of $923,279, or $0.17 a share in the first six months of 2007. The $750,000 allowance for impaired real estate resulted in a larger net loss for the first half of 2007.

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

     In November 2004, the Company executed a development agreement with the City of Westminster under which the City would provide approximately $410,000 and other assistance to the Company for the development of a retail/office building of approximately 11,000 square feet as well as twelve townhomes. The Company acquired the property necessary for this project in May 2005. The Company has obtained a construction loan (see Note 8 - Construction Loan) to finance the construction of an office building. On June 9, 2008 the Company sold the building and paid the construction loan in full. The Company had deposited $85,000 with the City of Westminster in lieu of a private improvement bond for this project (see Note 7 - Deposits) and the Company received a refund of this deposit of approximately $74,000.

     Also, in January 2005, the Company entered into an operating agreement with a newly-formed entity, Arizona Avenue, LLC, a Colorado limited liability corporation in which the Company is a 50% owner. The Company has been engaged by the LLC to manage the development of a five-acre site in Aurora, Colorado. There were no management fees in connection therewith during the period. Through June 30, 2008, the Company has invested approximately $319,000 to develop this project. The Company currently has this property listed for sale with a local real estate broker.

     The Company's financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the six months ended June 30, 2008 we incurred a net loss of $260,466 and we had notes payable of $471,495 due in June 2010. The report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.


Contractual Obligations
                                            Payments Due By Period
                        ----------------------------------------------------
Contractual                                   Less Than
Obligations                 Total               1 Year            1-3 Years
                        --------------     ---------------      ------------
Operating Leases            6,600               6,600               -
Notes Payable             471,495                  -                471,495
                        --------------     ---------------      ------------
            Total     $   478,095              $6,600             $ 471,495
                        ==============     ===============      ============



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

     Not required.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of June 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting, except as follows:

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

ITEM 1A.  RISK FACTORS

     Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2008, the Company issued 32,500 shares of Common Stock to Dale W. Bleck which shares were not registered under the Securities Act of 1933, as amended. The shares were issued pursuant to the terms of a severance agreement between Mr. Bleck and the Company dated September 24, 2007. Mr. Bleck served as Chief Financial Officer of the Company until April 16, 2008.

     In connection with this issuance, the Company relied on the exemption from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) of the Act. Mr. Bleck was sophisticated as to the nature of the transaction and was given access to complete information concerning the Company and was advised of the restricted status of the securities. Mr. Bleck represented to the Company that he was acquiring the common stock for investment purposes and not with a view toward distribution. A customary restrictive legend was placed on the certificate for the common stock and stop transfer instructions were given to the Company's transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit 31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350



                                 SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CET SERVICES, INC.


Dated:  August 6, 2008                  By:  /s/ Steven H. Davis
                                   Steven H. Davis, President and Principal
                                   Financial and Accounting Officer







1